Form 10-Q
period 2018-03-31
Sentinel Energy Services Inc.
filed 2018-05-14
CIK 1709768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-38271

SENTINEL ENERGY SERVICES INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1370747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Louisiana Street Suite 3850 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: (281) 407-0686

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Ordinary Shares, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one share of Class A Ordinary Shares	The NASDAQ Stock Market LLC
Units, each consisting of one share of Class A Ordinary Shares and one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 11, 2018, 8,625,000 Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”) and 34,500,000 shares of Class A ordinary shares (“Class A ordinary shares”) were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Sentinel Energy Services Inc.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$726,449	$891,952
Prepaid expenses	219,270	183,333
Total current assets	945,719	1,075,285

Investments held in Trust Account	346,046,305	345,000,000
Total assets	$346,992,024	$346,075,285

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$97,618	$19,890
Total current liabilities	97,618	19,890

Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	12,172,618	12,094,890

Class A ordinary shares subject to possible redemption (32,981,940 and 32,898,039 shares at approximately $10.00 as of March 31, 2018 and December 31, 2017)	329,819,400	328,980,390

Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,518,060 and 1,601,961 shares issued and outstanding (excluding 32,981,940 and 32,898,039 shares subject to possible redemption) at March 31, 2018 and December 31, 2017, respectively	152	160
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	4,246,364	5,085,366
Retained earnings (accumulated deficit)	752,627	(86,384)
Total shareholders' equity	5,000,006	5,000,005
Total liabilities and shareholders' equity	$346,992,024	$346,075,285

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim Statement of Operations

For the Three Months Ended March 31, 2018
(unaudited)

Revenue	$-

EXPENSES
General and administrative expenses	207,294

TOTAL EXPENSES	(207,294)

OTHER INCOME
Investment income on Trust Account	1,046,305

TOTAL OTHER INCOME	1,046,305

Net income	$839,011

Two Class Method:

Weighted average number of Class A ordinary shares outstanding, basic and diluted	34,500,000
Basic and diluted net income per Class A ordinary share	$0.03

Weighted average number of Class B ordinary shares outstanding, basic and diluted	8,625,000
Basic and diluted net loss per Class B ordinary share	$(0.02)

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2018

(unaudited)

					Additional	Retained Earnings
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances as of December 31, 2017	1,601,961	$160	8,625,000	$863	$5,085,366	$(86,384)	$5,000,005

Change in ordinary shares subject to possible redemption	(83,901)	(8)	-	-	(839,002)	-	(839,010)

Net income	-	-	-	-	-	839,011	839,011

Balances as of March 31, 2018	1,518,060	$152	8,625,000	$863	$4,246,364	$752,627	$5,000,006

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim Statement of Cash Flows

For the Three Months Ended March 31, 2018

(unaudited)

Cash Flows From Operating Activities:
Net income	$839,011
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(1,046,305)
Changes in operating assets and liabilities:
Prepaid expenses	(35,937)
Accounts payable and accrued expenses	77,728
Net cash used in operating activities	(165,503)

Net change in cash	(165,503)

Cash at beginning of period	891,952

Cash at end of period	$726,449

Supplemental disclosure of non-cash financing activities:

Payment to related parties for general and administrative expenses paid on behalf of the Company	$66,160
Change in ordinary shares subject to possible redemption	$839,010

See accompanying notes to unaudited condensed interim financial statements

SENTINEL ENERGY SERVICES INC.
NOTES TO CONDENSED Interim FINANICAL STATEMENTS

(unaudited)

1.	Description of Organization and Business Operations

Organization and General

Sentinel Energy Services Inc. (the ‘‘Company’’) was incorporated in the Cayman Islands on June 5, 2017. The Company was formed for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the ‘‘Initial Business Combination’’). The Company is an ‘‘emerging growth company,’’ as defined in Section 2(a) of the Securities Act of 1933, as amended, or the ‘‘Securities Act,’’ as modified by the Jumpstart Our Business Startups Act of 2012 (the ‘‘JOBS Act’’).

At March 31, 2018, the Company had not yet commenced operations. All activity through March 31, 2018 relates to the Company’s formation and the initial public offering (the ‘‘Public Offering’’) described below and since the closing of the Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

The Company intends to finance its Initial Business Combination with proceeds from the Public Offering (Note 3) and sale of the Private Placement Warrants (Note 3), the Company’s capital stock, debt or a combination of the foregoing. Upon the closings of the Public Offering and the sale of the Private Placement Warrants, approximately $345,000,000 was placed in a trust account (the “Trust Account”) (discussed below).

The registration statement for the Company’s Public Offering (as described in Note 3) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 2, 2017.

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

The Company’s amended and restated Memorandum and Articles of Association will provide that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares included in the Units (the “Public Shares”) sold in the Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s amended and restated Memorandum and Articles of Association to modify the substance or timing of its obligation to redeem 100% of such Class A ordinary shares if it does not complete the Initial Business Combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the Class A ordinary shares included in the Units sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering, (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) 480, ‘‘Distinguishing Liabilities from Equity.’’

Pursuant to the Company’s amended and restated Memorandum and Articles of Association, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors will enter into a letter agreement with the Company, pursuant to which they will agree to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A ordinary shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2018 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 27, 2018.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Redeemable Ordinary Shares

As discussed in Note 1, all of the 34,500,000 Public Shares contain a redemption feature which allows for the redemption of such shares under the Company’s amended and restated memorandum and articles of association. In accordance with FASB ASC Topic 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC Topic 480. Although the Company has not specified a maximum redemption threshold, its amended and restated memorandum and articles of association provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital.

At March 31, 2018 and December 31, 2017, 32,981,940 and 32,898,039, respectively of 34,500,000 Class A ordinary shares included in the Units were classified outside of permanent equity.

Net Income (Loss) Per Ordinary Share

Net income per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and Private Placement to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Related Parties

The Company follows Financial Accounting Standards Board (FASB) subtopic Accounting Standards Codification (ASC) 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20, the related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statement.

3.	Public Offering

In November 2017, the Company closed its Public Offering of 34,500,000 Units at a price of $10.00 per Unit, with gross proceeds of $345,000,000 from the sale of Units. The closings occurred on November 7, 2017 with respect to 30,000,000 Units and on November 9, 2017 with respect to 4,500,000 Units related to the exercise of the underwriters’ overallotment option.

Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value, and one-third of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

Simultaneous with the closing of the Public Offering on November 7, 2017, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a price of $1.50 per whole warrant (approximately $8,000,000 in the aggregate) in a private placement. Simultaneously with the closing of the overallotment, the Company consummated the private placement of an additional 600,000 Private Placement Warrants to the Sponsor, generating gross proceeds of approximately $900,000.

The Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

4.	Related Party Transactions

Founder Shares

In June 2017, the Sponsor entered into an Amended and Restated Securities Purchase Agreement, for the purchase of 14,375,000 shares of Class B ordinary shares (the “Founder Shares”) for $25,000, or $0.002 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A ordinary shares issuable upon conversion thereof.

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Public Offering except that the Founder Shares are shares of Class B ordinary shares which automatically convert into shares of Class A ordinary shares at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below.

In August 2017, the Sponsor surrendered 5,750,000 of its Class B ordinary shares for no consideration, resulting in the Sponsor holding an aggregate of 8,625,000 Class B ordinary shares. This forfeiture also adjusted the shares subject to forfeiture from 1,875,000 to 1,125,000, to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Public Offering. As described above, the underwriters exercised their overallotment option in connection with the Public Offering in full, and therefore none of the Founder Shares were forfeited.

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

In October 2017 and April 2018, the Sponsor transferred 37,500 founder shares to Marc Zenner and Jon A. Marshall, respectively, both of whom are independent directors of the Company, at the original purchase price.

Private Placement Warrants

Upon the closing of the Public Offering on November 7, 2017 and November 9, 2017, the Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per whole warrant (approximately $8,900,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A ordinary share at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A ordinary shares) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights.

However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on the date the Units were first listed on the NASDAQ, the Company agreed to pay an affiliate of the sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded $8,313 for such expenses under the administrative service agreement for the three months ended March 31, 2018.

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

At March 31, 2018 and December 31, 2017, there were 34,500,000 shares of Class A, of which 32,981,940 and 32,898,039, respectively were classified outside of permanent equity, and 8,625,000 shares of Class B ordinary shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2018 and December 31, 2017, there were no preferred shares issued or outstanding.

6.	Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Investments held in Trust Account
March 31, 2018	$346,046,305	$346,046,305	$-	$-
December 31, 2017	$345,000,000	$345,000,000	$-	$-

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At March 31, 2018, we held cash of $726,449, current liabilities of $97,619 and deferred underwriting compensation of $12,075,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to March 31, 2018 was related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate. We have and expect to continue to generate non-operating income in the form of interest income on cash and cash equivalents. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the three months ended March 31, 2018, we had net income of $839,011, which consisted of interest income of $1,046,305 held in the Trust Account, net of general and administrative costs of $207,294.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial sale of the founder shares to our sponsor, and the proceeds of loans and advances from the sponsor in the amount of $115,236. Upon the closing of the initial public offering, we repaid our sponsor $115,236 in settlement of the outstanding loans and advances.

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

Approximately $345,000,000 of the net proceeds from the initial public offering (including the over-allotment units) and the private placements with the sponsor has been deposited in the trust account. The $345,000,000 of net proceeds held in the trust account includes $12,075,000 of deferred underwriting discounts and commissions that will be released to the underwriters of the initial public offering upon completion of our initial business combination. Of the gross proceeds from the initial public offering that were not deposited in the trust account, $6,900,000 was used to pay underwriting discounts and commissions in the initial public offering, $115,236 was used to repay loans and advances from the sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

We presently have no operating revenue; our net income was $839,011 for the three months ended March 31, 2018, and consists primarily of administrative fees, professional fees and costs related to our search for a business combination offset by investment income of $1,046,305. Through March 31, 2018, our liquidity needs were satisfied through receipt of approximately $1,000,000 held outside of the trust account from the sale of units upon the closing of our initial public offering. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

At March 31, 2018, we had cash and cash equivalents of $726,449 and a working capital of $848,100.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that is considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, the Class A ordinary shares that are subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) Per Ordinary Share

Net income per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and Private Placement to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018 and December 31, 2017.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2017 (the “Annual Report”). The accounting policies and estimates used in preparing our interim Condensed Financial Statements for the three months ended March 31, 2018 are the same as those described in our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2018 and December 31, 2017, we were not subject to any market or interest rate risk. The net proceeds from our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

At March 31, 2018, $346,046,305 was held in the trust account for the purpose of consummating an initial business combination. If we complete an initial business combination by November 7, 2019, funds in the trust account will be used to pay for the business combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $12,075,000 and accrued expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2017.

Item 6.	Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

(1)	Incorporated by reference to Amendment No. 2 to the Company's Registration Statement (File no. 333-220584) on Form S-1/A, filed with the Commission on October 30, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTINEL ENERGY SERVICES INC.

May 14, 2018	By:	/s/ Krishna Shivram
Krishna Shivram
Chief Executive Officer and Director
(Principal Executive Officer)

