Form 10-Q
period 2018-06-30
Sentinel Energy Services Inc.
filed 2018-08-13
CIK 1709768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, 8,625,000 Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”) and 34,500,000 shares of Class A ordinary shares (“Class A ordinary shares”) were issued and outstanding.

TABLE OF CONTENTS

Page

Part I. Financial Information	1

Item 1. Financial Statements (unaudited)	1

Condensed Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1

Condensed Interim Statements of Operations for the three and six months ended June 30, 2018 and for the period from June 5, 2017 (date of inception) through June 30, 2017 (unaudited)	2

Condensed Interim Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2018 (unaudited)	3

Condensed Interim Statements of Cash Flows for the six months ended June 30, 2018 and for the period from June 5, 2017 (date of inception) through June 30, 2017 (unaudited)	4

Notes to Condensed Interim Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Part II. Other Information	17

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 6. Exhibits	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Sentinel Energy Services Inc.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$598,951	$891,952
Prepaid expenses	173,957	183,333
Total current assets	772,908	1,075,285

Investments held in Trust Account	347,394,593	345,000,000
Total assets	$348,167,501	$346,075,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,387	$19,890
Total current liabilities	32,387	19,890

Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	12,107,387	12,094,890

Class A ordinary shares subject to possible redemption (33,106,011 and 32,898,039 shares at approximately $10.00 per share as of June 30, 2018 and December 31, 2017, respectively)	331,060,110	328,980,390

Shareholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,393,989 and 1,601,961 shares issued and outstanding (excluding 33,106,011 and 32,898,039 shares subject to possible redemption) at June 30, 2018 and December 31, 2017, respectively	139	160
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	3,005,667	5,085,366
Retained earnings (accumulated deficit)	1,993,335	(86,384)
Total shareholders’ equity	5,000,004	5,000,005
Total liabilities and shareholders’ equity	$348,167,501	$346,075,285

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim StatementS of Operations

(unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from June 5, 2017 (date of inception) through June 30,
	2018	2018	2017

Revenue	$-	$-	$-

EXPENSES
General and administrative expenses	107,580	314,874	6,593
TOTAL EXPENSES	107,580	314,874	6,593

OTHER INCOME
Investment income on Trust Account	1,348,288	2,394,593	-
TOTAL OTHER INCOME	1,348,288	2,394,593	-

Net income (loss)	$1,240,708	$2,079,719	$(6,593)

Two Class Method:

Weighted average number of Class A ordinary shares outstanding – basic and diluted	34,500,000	34,500,000	-
Basic and diluted net income per Class A ordinary share	$0.04	$0.07	$-

Weighted average number of Class B ordinary shares outstanding – basic and diluted	8,625,000	8,625,000	5,000,000
Basic and diluted net loss per Class B ordinary share	$(0.01)	$(0.04)	$-

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2018

(unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances as of December 31, 2017	1,601,961	$160	8,625,000	$863	$5,085,366	$(86,384)	$5,000,005

Change in ordinary shares subject to possible redemption	(207,972)	(21)	-	-	(2,079,699)	-	(2,079,720)

Net income	-	-	-	-	-	2,079,719	2,079,719

Balances as of June 30, 2018	1,393,989	$139	8,625,000	$863	$3,005,667	$1,993,335	$5,000,004

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim StatementS of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2018	For the Period from June 5, 2017 (date of inception) through June 30, 2017
Cash Flows From Operating Activities:
Net income (loss)	$2,079,719	$(6,533)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(2,394,593)	-
Changes in operating assets and liabilities:
Prepaid expenses	9,376	-
Accrued expenses	12,497	6,593
Net Cash Used In Operating Activities	(293,001)	-

Cash Flows From Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Proceeds from note payable - Sponsor	-	10,000
Payment of deferred offering costs	-	(10,000)
Net Cash Provided By Financing Activities	-	25,000

Net increase (decrease) in cash	(293,001)	25,000

Cash at beginning of period	891,952	-

Cash at end of period	$598,951	$25,000

Supplemental disclosure of non-cash financing activities:

Change in ordinary shares subject to possible redemption	$2,079,720	$-
Deferred offering costs included in accrued formation and offering costs	$-	$135,543

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

At June 30, 2018, the Company had not yet commenced operations. All activity through June 30, 2018 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and since the closing of the Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

The registration statement for the Company’s Public Offering (Note 3) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 2, 2017.

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 27, 2018.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

At June 30, 2018 and December 31, 2017, 33,106,011 and 32,898,039, respectively of 34,500,000 Class A ordinary shares were classified outside of permanent equity.

Net Income (Loss) Per Ordinary Share

Net income per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and Private Placement to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the Treasury Stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period as presented.

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Pursuant to ASC 850-10-20, the Company’s related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Advances from Related Parties

The Sponsor or an affiliate of the Sponsor paid certain administrative expenses on behalf of the Company. These advances were due on demand and were non-interest bearing. During the three and six months ended June 30, 2018, these related parties paid certain administrative expenses on behalf of the Company in the amount of $19,166 and $77,012, respectively. The outstanding balance on the advances was repaid in full as of June 30, 2018.

Administrative Support Agreement

Commencing on the date the Units were first listed on the NASDAQ, the Company agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid $4,050 and $12,363 for such expenses under the administrative service agreement for the three and six months ended June 30, 2018, respectively.

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

At June 30, 2018 and December 31, 2017, there were 34,500,000 shares of Class A, of which 33,106,011 and 32,898,039, respectively were classified outside of permanent equity, and 8,625,000 shares of Class B ordinary shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2018 and December 31, 2017, there were no preferred shares issued or outstanding.

6.	Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
June 30, 2018	$347,394,593	$347,394,593	$-	$-
December 31, 2017	$345,000,000	$345,000,000	$-	$-

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

At June 30, 2018, we held cash of $598,951, current liabilities of $32,387 and deferred underwriting compensation of $12,075,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to June 30, 2018 was related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate. We have and expect to continue to generate non-operating income in the form of interest income on investments held in Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the three months ended June 30, 2018, we had net income of $1,240,708, which consisted of interest income of $1,348,288 held in the Trust Account, net of general and administrative costs of $107,580. For the six months ended June 30, 2018, we had net income of $2,079,719, which consisted of interest income of $2,394,593 held in the Trust Account, net of general and administrative costs of $314,874. For the period from June 5, 2017 (date of inception) ended June 30, 2017, we had net loss of $6,593, which consisted general and administrative costs of $6,593.

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

We presently have no operating revenue; our net income was $2,079,719 for the six months ended June 30, 2018, and consists primarily of administrative fees, professional fees and costs related to our search for a business combination totaling $314,874 offset by investment income of $2,394,593. Through June 30, 2018, our liquidity needs were satisfied through receipt of approximately $1,000,000 held outside of the trust account from the sale of units upon the closing of our initial public offering. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

At June 30, 2018, we had cash and cash equivalents of $598,951 and working capital of $740,521.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that is considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, the Class A ordinary shares that are subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) Per Ordinary Share

Net income per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and Private Placement to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the Treasury Stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018 and December 31, 2017.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2017 (the “Annual Report”). The accounting policies and estimates used in preparing our interim Condensed Financial Statements for the three and six months ended June 30, 2018 are the same as those described in our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2018 and December 31, 2017, we were not subject to any market or interest rate risk. The net proceeds from our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

At June 30, 2018, $347,394,593 was held in the trust account for the purpose of consummating an initial business combination. If we complete an initial business combination by November 7, 2019, funds in the trust account will be used to pay for the business combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $12,075,000 and accrued expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2017.

Item 6.	Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

(1)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement (File no. 333-220584) on Form S-1/A, filed with the Commission on October 30, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTINEL ENERGY SERVICES INC.

August 13, 2018	By:	/s/ Krishna Shivram
Krishna Shivram
Chief Executive Officer and Director
(Principal Executive Officer)

