Form 10-Q/A
period 2018-06-30
Sentinel Energy Services Inc.
filed 2018-08-31
CIK 1709768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

TABLE OF CONTENTS

Page

Part I. Financial Information	1

Item 1. Financial Statements (unaudited)	1

Condensed Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1

Condensed Interim Statements of Operations for the three and six months ended June 30, 2018 and for the period from June 5, 2017 (date of inception) through June 30, 2017 (unaudited)	2

Condensed Interim Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2018 (unaudited)	3

Condensed Interim Statements of Cash Flows for the six months ended June 30, 2018 and for the period from June 5, 2017 (date of inception) through June 30, 2017 (unaudited)	4

Notes to Condensed Interim Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

Part II. Other Information	17

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 6. Exhibits	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Sentinel Energy Services Inc.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$598,951	$891,952
Prepaid expenses	173,957	183,333
Total current assets	772,908	1,075,285

Investments held in Trust Account	347,394,593	345,000,000
Total assets	$348,167,501	$346,075,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,387	$19,890
Total current liabilities	32,387	19,890

Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	12,107,387	12,094,890

Class A ordinary shares subject to possible redemption (33,106,011 and 32,898,039 shares at approximately $10.00 per share as of June 30, 2018 and December 31, 2017, respectively)	331,060,110	328,980,390

Shareholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,393,989 and 1,601,961 shares issued and outstanding (excluding 33,106,011 and 32,898,039 shares subject to possible redemption) at June 30, 2018 and December 31, 2017, respectively	139	160
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	3,005,667	5,085,366
Retained earnings (accumulated deficit)	1,993,335	(86,384)
Total shareholders’ equity	5,000,004	5,000,005
Total liabilities and shareholders’ equity	$348,167,501	$346,075,285

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Item 4.	Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2017.

Item 6.	Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTINEL ENERGY SERVICES INC.

August 31, 2018	By:	/s/ Krishna Shivram
Krishna Shivram
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Gerald Cimador
Gerald Cimador
Chief Financial Officer
(Principal Financial and Accounting Officer)

