Form 10-Q
period 2018-09-30
Sentinel Energy Services Inc.
filed 2018-11-08
CIK 1709768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-38271

SENTINEL ENERGY SERVICES INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1370747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Louisiana Street Suite 3850 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: (281) 407-0686

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Ordinary Shares, par value $0.0001 per share	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A Ordinary Shares	The Nasdaq Stock Market LLC
Units, each consisting of one share of Class A Ordinary Shares and one-third of one Warrant	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 8, 2018, 8,625,000 Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”) and 34,500,000 shares of Class A ordinary shares (“Class A ordinary shares”) were issued and outstanding.

TABLE OF CONTENTS

Page

Part I. Financial Information	1

Item 1. Financial Statements (unaudited)	1

Condensed Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1

Condensed Interim Statements of Operations for the three months ended September 30, 2018 and 2017 and nine months ended September 30, 2018 and for the period from June 5, 2017 (date of inception) through September 30, 2017 (unaudited)	2

Condensed Interim Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 (unaudited)	3

Condensed Interim Statements of Cash Flows for the nine months ended September 30, 2018 and for the period from June 5, 2017 (date of inception) through September 30, 2017 (unaudited)	4

Notes to Condensed Interim Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

Part II. Other Information	21

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 6. Exhibits	21

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sentinel Energy Services Inc.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$555,272	$891,952
Prepaid expenses	128,644	183,333
Total current assets	683,916	1,075,285

Investments held in Trust Account	348,956,985	345,000,000
Total assets	$349,640,901	$346,075,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$901,136	$19,890
Total current liabilities	901,136	19,890

Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	12,976,136	12,094,890

Class A ordinary shares subject to possible redemption (33,166,476 and 32,898,039 shares at approximately $10.00 per share as of September 30, 2018 and December 31, 2017, respectively)	331,664,760	328,980,390

Shareholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,333,524 and 1,601,961 shares issued and outstanding (excluding 33,166,476 and 32,898,039 shares subject to possible redemption) at September 30, 2018 and December 31, 2017, respectively	133	160
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	2,401,023	5,085,366
Retained earnings (accumulated deficit)	2,597,986	(86,384)
Total shareholders’ equity	5,000,005	5,000,005
Total liabilities and shareholders’ equity	$349,640,901	$346,075,285

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim StatementS of Operations

(unaudited)

	For the Three Months Ended September 30,		For the nine Months Ended September 30,	For the Period from June 5, 2017 (date of inception) to September 30,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—

EXPENSES
General and administrative	957,741	12,966	1,272,615	16,356

TOTAL EXPENSES	957,741	12,966	1,272,615	16,356

OTHER INCOME
Investment income on Trust Account	1,562,392	-	3,956,985	-
TOTAL OTHER INCOME	1,562,392	-	3,956,985	-

Net income (loss)	$604,651	$(12,966)	$2,684,370	$(16,356)

Two Class Method:

Weighted average number of Class A ordinary shares outstanding – basic and diluted	34,500,000	-	34,500,000	-
Basic and diluted net income per Class A ordinary share	$0.05	$-	$0.11	$-

Weighted average number of Class B ordinary shares outstanding – basic and diluted	8,625,000	6,375,000	$8,625,000	6,375,000
Basic and diluted net income (loss) per Class B ordinary share	$(0.11)	$0.00	$(0.15)	$0.00

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2018

(unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances as of December 31, 2017	1,601,961	$160	8,625,000	$863	$5,085,366	$(86,384)	$5,000,005

Change in ordinary shares subject to possible redemption	(268,437)	(27)	-	-	(2,684,343)	-	(2,684,370)

Net income	-	-	-	-	-	2,684,370	2,684,370

Balances as of September 30, 2018	1,333,524	$133	8,625,000	$863	$2,401,023	$2,597,986	$5,000,005

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim StatementS of Cash Flows

(unaudited)

Cash Flows From Operating Activities:	For the Nine Months Ended September 30, 2018	For the Period from June 5, 2017 (date of inception) through September 30, 2017
Net income (loss)	$2,684,370	$(16,356)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(3,956,985)	-
Changes in operating assets and liabilities:
Prepaid expenses	54,689	-
Accounts payable and accrued expenses	881,246	16,356
Net Cash Used In Operating Activities	(336,680)	-

Cash Flows From Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Proceeds from note payable - Sponsor	-	110,236
Payment of deferred offering costs	-	(132,736)
Net Cash Provided By Financing Activities	-	2,500

Net increase (decrease) in cash	(336,680)	2,500

Cash at beginning of period	891,952	-

Cash at end of period	$555,272	$2,500

Supplemental disclosure of non-cash financing activities:

Change in ordinary shares subject to possible redemption	$2,684,370	$-
Deferred offering costs included in accrued formation and offering costs	$-	$417,500
Payment of offering costs by related party	$-	$63,419

See accompanying notes to unaudited condensed interim financial statements

SENTINEL ENERGY SERVICES INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
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

At September 30, 2018, the Company had not yet commenced operations. All activity through September 30, 2018 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and since the closing of the Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

The Company intends to finance its initial business combination with proceeds from the Public Offering (Note 3) and sale of the Private Placement Warrants (as defined in Note 3), the Company’s capital stock, debt or a combination of the foregoing. Upon the closings of the Public Offering and the sale of the Private Placement Warrants, approximately $345,000,000 was placed in a trust account (the “Trust Account”) (discussed below).

The registration statement for the Company’s Public Offering (Note 3) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 2, 2017.

Trust Account

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of an initial business combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated Memorandum and Articles of Association provides that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of an initial business combination; (ii) the redemption of any Class A ordinary shares included in the Units (as defined in Note 3) sold in the Public Offering (the “Public Shares”) that have been properly tendered in connection with a shareholder vote to amend the Company’s amended and restated Memorandum and Articles of Association to modify the substance or timing of its obligation to redeem 100% of such Class A ordinary shares if it does not complete an initial business combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the Class A ordinary shares included in the Units sold in the Public Offering if the Company is unable to complete an initial business combination within 24 months from the closing of the Public Offering, (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an initial business combination. The initial business combination must occur with one or more target businesses that together have an aggregate fair value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial business combination. Furthermore, there is no assurance that the Company will be able to successfully effect an initial business combination.

The Company, after signing a definitive agreement for an initial business combination, will either (i) seek shareholder approval of an initial business combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against an initial business combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of an initial business combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under Nasdaq rules. If the Company seeks shareholder approval, it will complete its initial business combination only if a majority of the outstanding ordinary shares of the Company, voted are voted in favor of an initial business combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial business combination, and instead may search for an alternate initial business combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an initial business combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest but less taxes payable. As a result, such Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated Memorandum and Articles of Association, if the Company is unable to complete an initial business combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law. The Sponsor (as defined in Note 3) and the Company’s officers and directors will enter into a letter agreement with the Company, pursuant to which they will agree to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 4) held by them if the Company fails to complete an initial business combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A ordinary shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial business combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an initial business combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of ordinary shares, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of an initial business combination, subject to the limitations described herein.

Liquidation and Going Concern:

The Company only has 24 months from the closing date of the Public Offering (until November 7, 2019) to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination within 24 months from the closing date of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A ordinary shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 7, 2019. As of September 30, 2018, the Company may not have sufficient liquidity to meet its future obligations. Management has determined that the Company has access to funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the Initial Business Combination or November 7, 2019.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 27, 2018.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

At September 30, 2018 and December 31, 2017, 33,166,476 and 32,898,039, respectively, of 34,500,000 Class A ordinary shares were classified outside of permanent equity.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the Treasury Stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period as presented.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in shareholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

3.	Public Offering

In November 2017, the Company closed its Public Offering of 34,500,000 units at a price of $10.00 per unit (the “Units”), with gross proceeds of $345,000,000 from the sale of Units. The closings occurred on November 7, 2017 with respect to 30,000,000 Units and on November 9, 2017 with respect to 4,500,000 Units related to the exercise of the underwriters’ overallotment option.

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

Simultaneous with the closing of the Public Offering on November 7, 2017, Sentinel Management Holdings, LLC (the “Sponsor”) purchased an aggregate of 5,333,333 private placement warrants at a price of $1.50 per whole warrant (approximately $8,000,000 in the aggregate) in a private placement (the “Private Placement Warrants”). Simultaneously with the closing of the overallotment, the Company consummated the private placement of an additional 600,000 Private Placement Warrants to the Sponsor, generating gross proceeds of approximately $900,000.

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

Founder Shares

In June 2017, the Sponsor entered into an Amended and Restated Securities Purchase Agreement, for the purchase of 14,375,000 shares of Class B ordinary shares (the “Founder Shares”) for $25,000, or $0.002 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A ordinary shares issuable upon conversion thereof. The Sponsor is a portfolio company of CSL Capital Management, L.P., an energy services-focused private equity fund.

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

The Company’s initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of an initial business combination or (B) subsequent to an initial business combination, (x) if the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The Sponsor and the Company’s officers and directors will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of an initial business combination.

In October 2017 and April 2018, the Sponsor transferred 37,500 founder shares to Marc Zenner and Jon A. Marshall, respectively, both of whom are independent directors of the Company, at the original purchase price.

Private Placement Warrants

Upon the closing of the Public Offering on November 7, 2017 and November 9, 2017, the Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per whole warrant (approximately $8,900,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A ordinary share at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account. The remaining portion of the purchase price was held outside the Trust Account for transaction and working capital expenses. If an initial business combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Advances from Related Parties

The Sponsor or an affiliate of the Sponsor paid certain administrative expenses on behalf of the Company. These advances were due on demand and were non-interest bearing. During the three and nine months ended September 30, 2018, these related parties paid certain administrative expenses on behalf of the Company in the amount of $4,793 and $94,168, respectively. The outstanding balance on the advances was repaid in full as of September 30, 2018.

Administrative Support Agreement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid $3,642 and $16,005 for such expenses under the administrative service agreement for the three and nine months ended September 30, 2018, respectively.

5.	Shareholders’ Equity

Ordinary Shares

The authorized ordinary shares of the Company include up to 200,000,000 shares of Class A ordinary shares and 20,000,000 shares of Class B ordinary shares. If the Company enters into an initial business combination, it may (depending on the terms of such an initial business combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on an initial business combination to the extent the Company seeks shareholder approval in connection with an initial business combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share.

At September 30, 2018 and December 31, 2017, there were 34,500,000 shares of Class A, of which 33,166,476 and 32,898,039, respectively were classified outside of permanent equity, and 8,625,000 shares of Class B ordinary shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2018 and December 31, 2017, there were no preferred shares issued or outstanding.

6.	Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
September 30, 2018	$348,956,985	$348,956,985	$—	$—
December 31, 2017	$345,000,000	$345,000,000	$—	$—

7.	Subsequent Events

Entry into a Material Definitive Agreement

Transaction Agreement

On October 18, 2018, the Company entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) with OEP Secondary Fund (Strike), LLC (“Blocker”), One Equity Partners Secondary Fund, L.P. (“Blocker Seller”), Strike Capital, LLC (“Strike”), the other equityholders of Strike party thereto (collectively, the “Unit Sellers” and together with the Blocker Seller, the “Sellers”), OEP-Strike Seller Representative, LLC and a wholly-owned subsidiary of the Company (“Blocker Merger Sub”), which provides for, among other things, (i) the merger of Blocker Merger Sub with and into Blocker, with Blocker continuing as the surviving entity, immediately followed by the merger of Blocker with and into the Company, with the Company continuing as the surviving entity, (ii) the purchase by the Company from the Unit Sellers of a certain number of issued and outstanding equity interests of Strike, with the Unit Sellers retaining the remaining issued and outstanding equity interests of Strike (the “Retained Company Units”), and (iii) the contribution by the Company to Strike of all remaining cash held by the Company. In addition, prior to the closing (“Closing”) of the transactions contemplated by the Transaction Agreement (the “Proposed Business Combination”), the Company expects to domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and Article 206 of the Cayman Islands Companies Law (2018 Revision) (the “Domestication”) on or prior to December 31, 2018.

Following the Closing, the combined company will be organized in an “Up-C” structure whereby the Company’s only assets will consist of equity interests of Strike. The Company will own a majority of the outstanding equity interests of Strike and will be the sole manager of Strike. Upon the Closing, the Company will change its name to “Strike, Inc.”

Consideration

Subject to the terms and conditions set forth in the Transaction Agreement, the Company has agreed to pay to the Sellers approximately $124.4 million in cash and issue to the Sellers an aggregate of approximately 30.6 million shares of common stock of the Company, with Blocker Seller receiving a portion of such cash and shares of Class A common stock of the Company (the “Class A Common Stock”)and the Unit Sellers receiving a portion of such cash and a number of shares of Class B common stock of the Company (the “Class B Common Stock”) equal to the number of Retained Company Units held by them, in each case as calculated pursuant to the terms of the Transaction Agreement. Pursuant to an Exchange Agreement to be entered into at the Closing between the Company, Strike and the Unit Sellers (the “Exchange Agreement”), each Retained Company Unit, together with one share of Class B Common Stock, will be exchangeable in the future, subject to certain conditions, for either one share Class A Common Stock, or, at the Company’s election, the cash equivalent to the market value of one share of Class A Common Stock, subject to adjustment as provided in the Exchange Agreement.

Subscription Agreements

In connection with its entry into the Transaction Agreement, the Company entered into subscription agreements (the “Subscription Agreements”), each dated as of October 18, 2018, with certain investors, including one or more investment funds controlled by CSL Capital Management L.P., an energy services-focused private equity fund (“CSL Energy”), and certain funds and accounts managed by Fidelity Management & Research Company (collectively, the “Investors”), pursuant to which, among other things, the Company agreed to issue and sell in a private placement an aggregate of 13,200,000 shares of Class A Common Stock to the Investors for $10.00 per share, or an aggregate cash purchase price of $132.0 million (the “Private Placement”). The Private Placement is expected to close concurrently with the Closing.

Pursuant to the Subscription Agreements, the Investors will be entitled to certain registration rights, subject to customary black-out periods and other limitations as set forth therein. In addition, the Investors, other than CSL Energy, will be entitled to liquidated damages payable by the Company in certain circumstances, including in the event that (a) a resale registration statement for the Investor’s shares of Class A Common Stock issued in the Private Placement has not been filed with the SEC within 45 calendar days following the Closing (the “Filing Deadline”), (b) the registration statement has not been declared effective by the SEC by the 75th calendar day (or 105th calendar day if the SEC notifies the Company that it will “review” the registration statement) following the Filing Deadline, (c) following the effectiveness of the registration statement, the registration statement ceases to remain continuously effective or the Investors are not permitted to utilize the registration statement to resell their acquired shares of Class A Common Stock, subject to a special grace period for post-effective amendments or (d) after six months following the Closing, the Investors who are not affiliates of the Company are unable to sell their acquired shares of Class A Common Stock without restriction under Rule 144 of the Securities Act as a result of the Company failing to file with the SEC required reports under Section 13 or Section 15(d) of the Exchange Act such that the Company is not in compliance with Rule 144(e)(1) (or Rule 144(i)(2), if applicable) (each such event referred to in clauses (a) through (d), a “Registration Default”). The Subscription Agreements provide that liquidated damages will be payable monthly by the Company during the time of a Registration Default in the amount of 0.5% of the purchase price paid by the applicable Investor for its acquired shares of Class A Common Stock, subject to a cap of 5.0%.

Contribution Agreement

In connection with its entry into the Transaction Agreement, on October 18, 2018, the Company entered into a purchase and contribution agreement (the “Contribution Agreement”) with Strike, LLC, a wholly owned subsidiary of Strike, CSL Energy Holdings III Corp, LLC (“CSL Holdings”) and Invacor Pipeline and Process Solutions, LLC, an entity under common control with CSL Holdings (“Invacor” and, together with CSL Holdings, the “Invacor Sellers”), pursuant to which (i) immediately prior to the Closing, the Invacor Sellers have agreed to transfer all of the issued and outstanding membership interests (the “Pipelogic Interests”) in Pipelogic Services, L.L.C. (“Pipelogic”) to the Company in exchange for 1,800,000 shares of Class A Common Stock and (ii) immediately following the Closing, the Company has agreed to contribute the Pipelogic Interests to Strike, LLC in exchange for 1,800,000 Units of Strike.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants and Co-Investment Securities (to the extent subscribed for by CSL Energy Opportunities Fund III, L.P. and CSL Energy Holdings III, Corp, LLC), our capital stock, debt or a combination of the foregoing.

At September 30, 2018, we held cash of $555,272, current liabilities of $901,136 and deferred underwriting compensation of $12,075,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On October 18, 2018, we entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) with OEP Secondary Fund (Strike), LLC (“Blocker”), One Equity Partners Secondary Fund, L.P. (“Blocker Seller”), Strike Capital, LLC (“Strike”), the other equityholders of Strike party thereto (collectively, the “Unit Sellers” and together with the Blocker Seller, the “Sellers”), OEP-Strike Seller Representative, LLC and a wholly-owned subsidiary of the Company (“Blocker Merger Sub”), which provides for, among other things, (i) the merger of Blocker Merger Sub with and into Blocker, with Blocker continuing as the surviving entity, immediately followed by the merger of Blocker with and into the Company, with the Company continuing as the surviving entity, (ii) the purchase by the Company from the Unit Sellers of a certain number of issued and outstanding equity interests of Strike, with the Unit Sellers retaining the remaining issued and outstanding equity interests of Strike (the “Retained Company Units”), and (iii) the contribution by the Company to Strike of all remaining cash held by the Company. In addition, prior to the closing (“Closing”) of the transactions contemplated by the Transaction Agreement (the “Proposed Business Combination”), the Company expects to domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and Article 206 of the Cayman Islands Companies Law (2018 Revision) (the “Domestication”) on or prior to December 31, 2018.

Following the Closing, the combined company will be organized in an “Up-C” structure whereby the Company’s only assets will consist of equity interests of Strike. The Company will own a majority of the outstanding equity interests of Strike and will be the sole manager of Strike. Upon the Closing, the Company will change its name to “Strike, Inc.”

Subject to the terms and conditions set forth in the Transaction Agreement, the Company has agreed to pay to the Sellers approximately $124.4 million in cash and issue to the Sellers an aggregate of approximately 30.6 million shares of common stock of the Company, with Blocker Seller receiving a portion of such cash and shares of Class A common stock of the Company (the “Class A Common Stock”) and the Unit Sellers receiving a portion of such cash and a number of shares of Class B common stock of the Company (the “Class B Common Stock”) equal to the number of Retained Company Units held by them, in each case as calculated pursuant to the terms of the Transaction Agreement. Pursuant to an Exchange Agreement to be entered into at the Closing between the Company, Strike and the Unit Sellers (the “Exchange Agreement”), each Retained Company Unit, together with one share of Class B Common Stock, will be exchangeable in the future, subject to certain conditions, for either one share Class A Common Stock, or, at the Company’s election, the cash equivalent to the market value of one share of Class A Common Stock, subject to adjustment as provided in the Exchange Agreement.

The foregoing description of the Transaction Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Transaction Agreement, a copy of which has been filed on a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) on October 19, 2018.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to September 30, 2018 was related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate. We have and expect to continue to generate non-operating income in the form of interest income on investments held in a trust account (the “Trust Account”). We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the three months ended September 30, 2018, we had net income of $604,651, which consisted of interest income of $1,562,392 held in the Trust Account, net of general and administrative costs of $957,741. During the three months ended September 30, 2018, the increase in general and administrative expense is attributable to the due diligence expenses incurred in relation to the pending business combination. For the three months ended September 30, 2017, we had net loss of $12,966, which consisted of general and administrative costs of $12,966. For the nine months ended September 30, 2018, we had net income of $2,684,370, which consisted of interest income of $3,956,985 held in the Trust Account, net of general and administrative costs of $1,272,615. For the period from June 5, 2017 (date of inception) ended September 30, 2017, we had net loss of $16,356, which consisted general and administrative costs of $16,356.

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

We presently have no operating revenue; our net income was $2,684,370 for the nine months ended September 30, 2018, and consists primarily of administrative fees, professional fees and costs related to our search for a business combination totaling $1,272,615 offset by investment income of $3,956,985. Through September 30, 2018, our liquidity needs were satisfied through receipt of approximately $1,000,000 held outside of the trust account from the sale of units upon the closing of our initial public offering. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

At September 30, 2018, we had cash and cash equivalents of $555,272 and working capital deficit of $217,220.

Assuming no redemptions in connection with the Proposed Business Combination, we expect the combined company to have approximately $33 million in cash upon the Closing, which is intended to be used for general corporate purposes.

We may also need to obtain additional financing either to complete a Proposed Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of the Proposed Business Combination, in which case we may issue additional securities or incur debt in connection with the Proposed Business Combination.

Liquidation and Going Concern

The Company only has 24 months from the closing date of the Public Offering (until November 7, 2019) to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination within 24 months from the closing date of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A ordinary shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 7, 2019. As of September 30, 2018, the Company may not have sufficient liquidity to meet its future obligations. Management has determined that the Company has access to funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the Initial Business Combination or November 7, 2019.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that is considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, the Class A ordinary shares that are subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) Per Ordinary Share

Net income per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and the private placement to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the Treasury Stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in shareholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions are applicable to us for a period of five years from the date of completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018 and December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2018 and December 31, 2017, we were not subject to any market or interest rate risk. The net proceeds from our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

At September 30, 2018, $348,956,985 was held in the trust account for the purpose of consummating an initial business combination. If we complete an initial business combination by November 7, 2019, funds in the trust account will be used to pay for the business combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $12,075,000 and accrued expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 6. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description

2.1	Transaction Agreement, dated as of October 18, 2018, by and among the Company, OEP Secondary Fund (Strike), LLC, One Equity Partners Secondary Fund, L.P., Strike Capital, LLC, the other equity holders of Strike Capital, LLC party thereto, OEP-Strike Seller Representative, LLC and SES Blocker Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38271), filed with the U.S. Securities and Exchange Commission on October 19, 2018).

10.1	Subscription Agreement, dated as of October 18, 2018, by and between the Company and CSL Energy Opportunities Fund III, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38271), filed with the U.S. Securities and Exchange Commission on October 19, 2018).

10.2	Subscription Agreement, dated as of October 18, 2018, by and among the Company and certain funds and accounts managed by Fidelity Management & Research Company party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38271), filed with the U.S. Securities and Exchange Commission on October 19, 2018).

10.3	Purchase and Contribution Agreement, dated as of October 18, 2018, by and among the Company, Invacor Pipeline and Process Solutions, LLC, CSL Energy Holding III Corp, LLC, and Strike, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38271), filed with the U.S. Securities and Exchange Commission on October 19, 2018).

10.4	Voting and Support Agreement, dated as of October 18, 2018, by and among the Company, Strike Capital, LLC, Sentinel Management Holdings LLC, and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38271), filed with the U.S. Securities and Exchange Commission on October 19, 2018).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Definition Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2018

SENTINEL ENERGY SERVICES INC.

By:	/s/ Krishna Shivram
Krishna Shivram
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Gerald Cimador
Gerald Cimador
Chief Financial Officer
(Principal Financial and Accounting Officer)

