Form 10-K
period 2018-12-31
Sentinel Energy Services Inc.
filed 2019-03-18
CIK 1709768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38271

SENTINEL ENERGY SERVICES INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1370747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

700 Louisiana Street, Suite 2700 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (281) 407-0686

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A Common Stock	The Nasdaq Stock Market LLC
Units, each consisting of one share of Class A Common Stock and one-third of one Warrant	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $339,825,000.

As of March 15, 2019, 34,500,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and 8,625,000 shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”) were issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “company,” “Sentinel,” “Company” or “our company” are to Sentinel Energy Services Inc.;

●	“Co-Investment Securities” are to the Co-Investment Shares and the Co-Investment Warrants;

●	“Co-Investment Shares” are to the Class A common stock to be issued pursuant to the Option Agreement;

●	“Co-Investment Transferee” are to any entity to which the CSL Funds transfer any portion of their right to purchase the Co-Investment Securities in accordance with the provisions of the Option Agreement;

●	“Co-Investment Warrants” are to warrants to purchase our Class A common stock to be issued pursuant to the Option Agreement;

●	“common stock” are to our Class A common stock and Class B common stock, collectively;

●	“Companies Law” are to the Companies Law (2018 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“CSL” are to CSL Capital Management, L.P., an SEC-registered private equity firm headquartered in Houston, Texas;

●	“CSL Funds” are to CSL Energy Opportunities Fund III, L.P. and CSL Energy Holdings III, Corp, LLC. The CSL Funds are managed by CSL;

●	“DGCL” are to the General Corporation Law of the State of Delaware as the same may be amended from time to time;

●	“Domestication” are to the Company’s change of jurisdiction from the Cayman Islands to the State of Delaware on December 28, 2018;

●	“equity-linked securities” are to any securities of our company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of our company or such subsidiary, including any securities issued by our company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of our company or any of our subsidiaries;

●	“founder shares” are to our Class B common stock, 8,625,000 of which are currently outstanding;

●	“initial stockholders” are to holders of our founder shares; and

●	“management” or our “management team” are to our executive officers and directors;

●	“Option Agreement” are to an agreement that provides the CSL Funds the right to subscribe for an aggregate of up to 10,000,000 units, consisting of one share of Class A common stock and one-third of one warrant to purchase one share of Class A common stock, for $10.00 per unit, or an aggregate maximum amount of $100,000,000, in connection with our initial business combination (after giving effect to the Domestication);

●	“ordinary shares” are to our Class A ordinary shares and Class B ordinary shares collectively, which were outstanding prior to the Domestication. In connection with the Domestication, each of our then currently issued and outstanding Class A ordinary shares and Class B ordinary shares automatically converted, on a one-for-one basis, by operation of law, into one share of Class A common stock and one share of Class B common stock, respectively;

●	“private placement warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to our shares of Class A common stock initially sold as part of the units in our initial public offering. As a result of the Domestication, each of our issued and outstanding Class A ordinary shares automatically converted by operation of law into one share of Class A common stock of the Company;

●	“public stockholders” are to the holders of our public shares;

●	“Sponsor” are to Sentinel Management Holdings, LLC, a Delaware limited liability company;

ii

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, The Nasdaq Capital Market LLC (“Nasdaq”) or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

Item 1. Business

Introduction

We are a blank check company incorporated on June 5, 2017 as a Cayman Islands exempted company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On December 28, 2018, we changed our jurisdiction of incorporation from the Cayman Islands to the State of Delaware. Our management team is led by Andrew Gould, our Chairman, who has more than 41 years’ experience in global energy and related business, and Krishna Shivram, our Chief Executive Officer, who has 30 years’ experience in the oil and gas business. To date, our efforts have been limited to organizational activities as well as activities related to the initial public offering and the identification and evaluation of prospective acquisition targets for a business combination.

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

If the entire purchase price of our initial business combination is paid for using stock or debt securities, or if not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies, or for working capital.

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

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”). However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of our shares of Class A common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of shares of Class A common stock could result in an increase in outstanding shares of Class A common stock or voting power by 5% or more; or

●	the issuance or potential issuance of shares of Class A common stock will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of Nasdaq. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our initial stockholders, sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial stockholders, sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (relating to shares of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our Sponsor, officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay income taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2018, the Company had approximately $350.0 million in the trust account, and the conversion amount per share in any subsequent business combination or liquidation would have been approximately $10.14 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters of our initial public offering. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares held by them and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding Class A common stock or seek to amend our certificate of incorporation (the “Charter”) would require stockholder approval. If we structure a business combination transaction with a target business in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we seek stockholder approval, we will complete our initial business combination only if a majority, or such higher threshold as may be required by law, of the outstanding common stock is voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 12,937,500, or 37.5%, of the outstanding 34,500,000 public shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved, subject to any higher consent threshold as is required by Delaware or other applicable law. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Charter:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

Upon the public announcement of our business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Redemption of public shares and liquidation if no initial business combination

Our Sponsor, executive officers and directors have agreed to complete our initial business combination by November 7, 2019. If we are unable to complete our business combination by November 7, 2019, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by November 7, 2019.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request in writing at 700 Louisiana Street, Suite 2700, Houston, Texas 77002 or by telephone at (281) 407-0686.

Recent Events

On October 18, 2018, the Company entered into a transaction agreement and plan of merger (the “Transaction Agreement”) with Strike Capital, LLC (“Strike”), OEP Secondary Fund (Strike), LLC, One Equity Partners Secondary Fund, L.P., the other equityholders of Strike party thereto, OEP-Strike Seller Representative, LLC and SES Blocker Merger Sub, LLC, relating to the proposed acquisition by the Company of a majority of the equity interests of Strike. On February 12, 2019, the Company and Strike entered into a termination agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Transaction Agreement. The termination of the Transaction Agreement was effective as of February 12, 2019.

As a result of the termination of the Transaction Agreement, each of (i) the purchase and contribution agreement, dated as of October 18, 2018 (the “Contribution Agreement”), by and among the Company, Strike, LLC, a wholly owned subsidiary of Strike, CSL Energy Holdings III Corp, LLC and Invacor Pipeline and Process Solutions, LLC, (ii) the subscription agreements, dated as of October 18, 2018, between the Company and each of CSL Capital Management, L.P. and certain funds and accounts managed by Fidelity Management & Research Company, and (iii) the Voting and Support Agreement, dated as of October 18, 2018, by and among the Company, the Sponsor and certain shareholders of the Company party thereto, which the Company entered into in connection with the proposed acquisition, was automatically terminated in accordance with its terms.

Pursuant to the Termination Agreement, all costs and expenses (including all fees and expenses of counsel, accountants, investment bankers, experts and consultants to a party and its affiliates) incurred by a party or on its behalf in connection with or related to the authorization, preparation, negotiation, execution and performance of the Transaction Agreement, the Contribution Agreement or the Termination Agreement and the transactions contemplated thereby (the “Expenses”) are to be paid by the party incurring such Expenses.

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

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

We believe conditions exist that raise substantial doubt about our ability to continue as a going concern because if we do not complete a business combination by November 7, 2019 then we will have to cease all operations except for the purpose of winding down and liquidating. A “going concern” opinion could impair our ability to finance our initial business combination through the sale of equity, incurring debt, or other financing alternatives. There can be no assurance that we will be able to consummate an initial business combination by November 7, 2019.

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

We entered into an Option Agreement with the CSL Funds pursuant to which the CSL Funds have the right to subscribe for an aggregate of up to 10,000,000 units, consisting of one share of Class A common stock and one-third of one warrant to purchase one share of Class A common stock, for $10.00 per unit, or an aggregate maximum amount of $100,000,000, in connection with our initial business combination. The funds from the sale of the Co-Investment Securities are expected to be used as part of the consideration to the sellers in our initial business combination, and to pay expenses in connection with our initial business combination and may be used for working capital in the post-transaction company.

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

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the Nasdaq rules or if we decide to hold a stockholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except for as required by law or the Nasdaq rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, after approval of our board, our initial stockholders, and management team have agreed to vote any public shares purchased during or after our initial public offering in favor of our initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own 20% of our outstanding common stock. Our initial stockholders and management team also may from time to time purchase shares of our Class A common stock prior to our initial business combination. Our Charter provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved only if we receive the affirmative vote of a majority of the outstanding shares of common stock, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 12,937,500, or 37.5%, of the 34,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted), subject to any higher consent threshold as is required by Delaware or other applicable law. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval (unless stockholder approval is required by law or Nasdaq rules, or if we decide to obtain stockholder approval for business or other legal reasons), public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

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

The requirement that we complete our initial business combination by November 7, 2019 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

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

We may not be able to find a suitable target business and complete our initial business combination by November 7, 2019. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

If we seek stockholder approval of our initial business combination, our initial stockholders, sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of Nasdaq. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our initial stockholders, sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with our completion of an initial business combination (including the release of funds to pay any amounts due to any public stockholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our Charter that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by November 7, 2019, or (iii) the redemption of our public shares if we are unable to complete an initial business combination by November 7, 2019, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock, warrants and units are listed on Nasdaq. We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities.

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, or the initial listing requirements of another exchange, which are, or may be more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $2.5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants are as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a stockholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until November 7, 2019, we may be unable to complete our initial business combination in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until November 7, 2019, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until November 7, 2019; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive, only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $146,000 is available to us, as of December 31, 2018, outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. On March 1, 2019, we issued a convertible promissory note in the amount of up to $1,500,000 to our Sponsor, which is convertible into warrants of the post-business combination entity to purchase shares at a price of $1.50 per warrant at the option of the lender. Such warrants are identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our executive officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such stockholders. Pursuant to the letter, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

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

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, a liquidator may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby potentially exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or insolvency laws as a “voidable preference”. As a result, a liquidator could seek to challenge the transaction and recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a winding up petition or an involuntary winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our Charter that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by November 7, 2019; or (iii) the redemption of our public shares if we are unable to complete our business combination by November 7, 2019, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination, or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

If we are unable to consummate our initial business combination by November 7, 2019, our public stockholders may be forced to wait beyond such date before redemption from our trust account.

If we are unable to consummate our initial business combination by November 7, 2019, we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the trust account shall be effected automatically by function of our Charter prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond November 7, 2019 before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by stockholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our stockholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the DGCL for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.

We have not registered the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws, and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and holders of our Co-Investment Securities may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. Pursuant to the Option Agreement, we will agree that we will use our commercially reasonable efforts to file within 30 days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the Co-Investment Shares and the Co-Investment Warrants (and the underlying Class A common stock) and to cause such registration statement to be declared effective as soon as practicable after it is filed. Assuming the founder shares convert on a one for one basis and no warrants are issued upon conversion of working capital loans, an aggregate of up to 14,558,333 shares of Class A common stock and up to 5,933,333 private placement warrants are subject to registration under these agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants, holders of our Co-Investment Securities, holders of working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in the energy industry, we may complete a business combination with an operating company in any industry or sector. However, we will not, under our Charter, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

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

Although we intend to focus on identifying business combination candidates in the energy services and equipment industry, we will consider a business combination outside of the energy industry if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the energy industry after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the energy industry, our management’s expertise may not be directly applicable to its evaluation or operation would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

Unless we complete our business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the shares of Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Charter. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our Charter authorizes the issuance of up to 200,000,000 shares of Class A common stock, 20,000,000 Class B common stock and 1,000,000 preferred stock, par value $0.0001 per share. There are currently 165,500,000 and 11,375,000 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination, initially at a one-for-one ration but subject to adjustment.

We may issue a substantial number of additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. For example, we may issue up to an aggregate of 10,000,000 Co-Investment Shares and 3,333,333 Co-Investment Warrants if the CSL Funds choose to exercise their right to purchase Co-Investment Securities pursuant to the Option Agreement. We may also issue shares of Class A common stock upon conversion of the shares of Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Charter. However, our Charter provides, among other things, that prior to our initial business combination, we may not issue additional shares in our capital that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our Charter, like all provisions of our Charter, may be amended with a stockholder vote. The issuance of additional shares of common stock or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock are issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Unlike some other similarly structured blank check companies, our initial stockholders will receive additional Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or shares of equity-linked securities convertible or exercisable for shares of Class A common stock are issued or deemed issued in excess of the amounts sold in our initial public offering and related to the closing of our initial business combination (other than the Co-Investment Securities), the number of shares of Class A common stock issuable upon conversion of all founder shares equals, in the aggregate 20% of the sum of our common stock outstanding plus the number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding the Co-Investment Securities and any shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

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

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Delaware law.

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

In particular, CSL and its affiliates also are focused on investments in the energy industry, including in the oil and gas services sector. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

In June 2017, our Sponsor purchased an aggregate of 14,375,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. In August 2017, the Sponsor surrendered 5,750,000 shares of its Class B common stock for no consideration, resulting in the Sponsor holding an aggregate of 8,625,000 shares of Class B common stock. Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The Sponsor transferred 37,500 founder shares to Marc Zenner in October 2017 and, in January 2018, to Jon Marshall, two of our independent directors, at the original purchase price. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor owns an aggregate of 5,933,333 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, that will also be worthless if we do not complete a business combination. The founder shares are identical to the Class A common stock, except that they are shares of Class B common stock that automatically convert into our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

On March 1, 2019, we issued a convertible promissory note in the amount of up to $1,500,000 to our Sponsor, which is convertible into warrants of the post-business combination entity to purchase shares at a price of $1.50 per warrant at the option of the lender. Such warrants are identical to the private placement warrants. Although we have no other commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur additional debt to complete our business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

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

Of the net proceeds from our initial public offering and the sale of the private placement warrants and the Co-Investment Securities up to $446.0 million are available to complete our business combination and pay related fees and expenses (which includes approximately $12.1 million of deferred underwriting commissions). If the CSL Funds do not exercise their option to purchase Co-Investment Securities, up to $350.0 million of the net proceeds from our initial public offering and the sale of the private placement warrants are available to complete our business combination and pay related fees and expenses (which includes approximately $12.1 million of deferred underwriting commissions). Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $146,000 is available to us, as of December 31, 2018, outside the trust account to fund our working capital requirements.

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

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our Charter does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter requires the approval of holders of not less than two-thirds of our common stock entitled to vote on such amendment, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our Charter requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Charter that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by November 7, 2019.

The provisions of our Charter that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two thirds of our common stock entitled to vote on such amendment, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Charter and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our Charter provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein), but excluding the provisions of the Charter relating to the election of directors prior to our initial business combination (which requires the approval of at least 90% of our common stock entitled to vote thereon), may be amended if approved by holders of at least two-thirds of our common stock entitled to vote on such amendment, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least two-thirds of our common stock entitled to vote on such amendment. Our initial stockholders, who collectively beneficially own up to 20% of our common stock, will participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter that govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Charter.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by November 7, 2019, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares. Our other stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers and directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants and the Co-Investment Securities (to the extent subscribed for by the CSL Funds) will be sufficient to allow us to complete our initial business combination. If the net proceeds of our initial public offering and the sale of the private placement warrants and the Co-Investment Securities (to the extent subscribed for by the CSL Funds) prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. This provision of our Charter may only be amended by a resolution passed by a majority of at least two-thirds of our common stock entitled to vote on such amendment. As a result, you will not have any influence over the election of directors prior to our initial business combination. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Charter and approval of major corporate transactions. If our initial stockholders purchase any additional common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination. The Co-Investment Shares will only be issued in connection with our initial business combination and, accordingly, will not be included in any stockholder vote until the closing of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. The private placement warrants are not redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of Class A common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that our Class A common stock satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. “Cashless exercise” means the warrant holder pays the exercise price by giving up some of the shares for which the warrant is being exercised, with those shares valued at the then current market price. Accordingly, each holder would pay the exercise price by surrendering the warrants for that number of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In addition, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrant is not effective within a specified period following the consummation of our initial business transaction, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. For purposes of calculating the number of shares issuable upon such cashless exercise, the “fair market value” of warrants shall be calculated using the volume weighted average sale price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which notice of exercise is received by the warrant agent.

If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A common stock has a fair market value per share of $17.50 per share, then upon the cashless exercise, the holder will receive 300 shares of Class A common stock. The holder would have received 875 shares of Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrantholder will hold a smaller number of shares of Class A common stock upon a cashless exercise of the warrants they hold.

Our warrants and founder shares may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our business combination.

As part of our initial public offering, we issued warrants to purchase 11,500,000 shares of Class A common stock and issued an aggregate of 5,933,333 private placement warrants in a private placement, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, we may also issue 10,000,000 shares of Class A common stock and warrants to purchase up to 3,333,333 shares of Class A common stock in connection with our initial business combination pursuant to the Option Agreement. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, it may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 700 Louisiana Street, Suite 2700, Houston, Texas 77002. The cost for our use of this space is included in the $10,000 per month fee we have agreed to pay to our Sponsor for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our units, Class A common stock and warrants are each traded on The Nasdaq Capital Market under the symbols “STNLU,” “STNL” and “STNLW,” respectively.

Holders

On March 15, 2019, there was 1 holder of record of our units, 1 holder of record of our Class A common stock, 2 holders of record of our Class B common stock and 2 holders of record of our warrants.

Item 6. Selected Financial Data

As a “smaller reporting company,” the Company is not required to provide disclosure pursuant to this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a blank check company originally incorporated in the Cayman Islands on June 5, 2017 for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On December 28, 2018, we changed our jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”). As a result, on the effective date of the Domestication, each of our issued and outstanding units, Class A ordinary shares and Class B ordinary shares automatically converted by operation of law into units of the post-Domestication company, one share of Class A common stock and one share of Class B common stock, respectively, and each of our outstanding warrants became warrants to acquire the corresponding number of shares of Class A common stock. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants and Co-Investment Securities (to the extent subscribed for by the CSL Funds), our capital stock, debt or a combination of the foregoing.

At December 31, 2018, we held cash of $145,699, current liabilities of $2,820,501 and deferred underwriting compensation of $12,075,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Events

On October 18, 2018, the Company entered into a transaction agreement and plan of merger (the “Transaction Agreement”) with Strike Capital, LLC (“Strike”), OEP Secondary Fund (Strike), LLC, One Equity Partners Secondary Fund, L.P., the other equityholders of Strike party thereto, OEP-Strike Seller Representative, LLC and SES Blocker Merger Sub, LLC, relating to the proposed acquisition by the Company of a majority of the equity interests of Strike. On February 12, 2019, the Company and Strike entered into a termination agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Transaction Agreement. The termination of the Transaction Agreement was effective as of February 12, 2019.

As a result of the termination of the Transaction Agreement, each of (i) the purchase and contribution agreement, dated as of October 18, 2018 (the “Contribution Agreement”), by and among the Company, Strike, LLC, a wholly owned subsidiary of Strike, CSL Energy Holdings III Corp, LLC and Invacor Pipeline and Process Solutions, LLC, (ii) the subscription agreements, dated as of October 18, 2018, between the Company and each of CSL Capital Management, L.P. and certain funds and accounts managed by Fidelity Management & Research Company, and (iii) the Voting and Support Agreement, dated as of October 18, 2018, by and among the Company, the Sponsor and certain shareholders of the Company party thereto, which the Company entered into in connection with the proposed acquisition, was automatically terminated in accordance with its terms.

Pursuant to the Termination Agreement, all costs and expenses (including all fees and expenses of counsel, accountants, investment bankers, experts and consultants to a party and its affiliates) incurred by a party or on its behalf in connection with or related to the authorization, preparation, negotiation, execution and performance of the Transaction Agreement, the Contribution Agreement or the Termination Agreement and the transactions contemplated thereby (the “Expenses”) are to be paid by the party incurring such Expenses.

On March 1, 2019, we issued a convertible promissory note in the amount of up to $1,500,000 in favor of our Sponsor to fund our ongoing expenses. The convertible promissory note does not bear interest and all unpaid principal will be due and payable in full on the earlier of November 7, 2019 and the consummation of an initial business combination by the Company. The Sponsor will have the option to convert any amounts outstanding under the convertible promissory note into warrants of the post-business combination entity to purchase shares, at a conversion price of $1.50 per warrant. As of March 18, 2019, the Company has drawn $1,000,000 on the convertible promissory note.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to December 31, 2018 was related to our Company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate. We have, and expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the year ended December 31, 2018, we had net income of $1,485,308, which consisted of $3,628,857 of general administrative expenses, offset by $5,123,005 of investment income on the Trust Account and an expense of $8,840 for income taxes. For the period from June 5, 2017 (date of inception) through December 31, 2017, we had a net loss $86,384, which consisted solely of general administrative expenses of $86,384.

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

An aggregate of $345,000,000 of the net proceeds from the initial public offering (including the over-allotment units) and the private placements with the Sponsor has been deposited in the trust account. The $345,000,000 of net proceeds held in the trust account includes $12,075,000 of deferred underwriting discounts and commissions that will be released to the underwriters of the initial public offering upon completion of our initial business combination. Of the gross proceeds from the initial public offering that were not deposited in the trust account, $6,900,000 was used to pay underwriting discounts and commissions in the initial public offering, $115,236 was used to repay loans and advances from the Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

We presently have no revenue; our net income (loss) was $1,485,308 and $(86,384) for the year ended December 31, 2018 and for the period from June 5, 2017 (date of inception) to December 31, 2017, respectively, and consist primarily of professional fees and costs related to our search for a business combination. Through December 31, 2018, our liquidity needs were satisfied through receipt of approximately $1,000,000 held outside of the trust account from the sale of units upon the closing of our initial public offering. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. On March 1, 2019, we issued a convertible promissory note in the amount of up to $1,500,000 to our Sponsor to fund our ongoing expenses, which is convertible into warrants of the post-business combination entity to purchase shares, at a price of $1.50 per warrant at the option of the lender. Such warrants are identical to the private placement warrants. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of March 18, 2019, the Company has drawn $1,000,000 on the convertible promissory note.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of a business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

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

On March 1, 2019, we issued a convertible promissory note in the amount of up to $1,500,000 in favor of our Sponsor to fund our ongoing expenses. The convertible promissory note does not bear interest and all unpaid principal will be due and payable in full on the earlier of November 7, 2019 and the consummation of an initial business combination by the Company. The Sponsor will have the option to convert any amounts outstanding under the convertible promissory note into warrants of the post-business combination entity to purchase shares, at a conversion price of $1.50 per warrant. As of March 18, 2019, the Company has drawn $1,000,000 on the convertible promissory note.

Advances from Related Party

During the year ended December 31, 2018, the Sponsor or an affiliate of the Sponsor paid certain administrative expenses on behalf of the Company in the amount of $94,168. These advances were due on demand and were non-interest bearing. During the period June 5, 2017 (date of inception) through December 31, 2017, a related party paid expenses and offering costs incurred on behalf of the Company totaling $133,619. The outstanding balance on the advances were repaid in full as of December 31, 2018 and 2017, respectively.

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that is considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and 2017, the shares of our Class A common stock that are subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our Balance Sheets.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

JOBS Act

The Jumpstart Our Business Startups Act (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” the Company is not required to provide disclosure pursuant to this Item.

Item 8. Financial Statements and Supplementary Data

SENTINEL ENERGY SERVICES INC.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2018 and December 31, 2017	F-3
Statements of Operations for the year ended December 31, 2018 and for the period from June 5, 2017 (date of inception) to December 31, 2017	F-4
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2018 and for the period from June 5, 2017 (date of inception) to December 31, 2017	F-5
Statements of Cash Flows for the year ended December 31, 2018 and for the period from June 5, 2017 (date of inception) to December 31, 2017	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Sentinel Energy Services Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sentinel Energy Services Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2018 and for the period from June 5, 2017 (date of inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from June 5, 2017 (date of inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by November 7, 2019, then the Company will cease all operations except for the purpose of winding down and liquidating. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

Whippany, New Jersey

March 18, 2019

Sentinel Energy Services Inc.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$145,699	$891,952
Prepaid expenses	92,500	183,333
Total current assets	238,199	1,075,285

Investments held in Trust Account	350,123,005	345,000,000
Total assets	$350,361,204	$346,075,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,811,661	$19,890
Accrued income taxes	8,840	-
Total current liabilities	2,820,501	19,890

Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	14,895,501	12,094,890

Class A common stock subject to possible redemption (33,046,570 and 32,898,039 shares at approximately $10.00 per share as of December 31, 2018 and 2017, respectively)	330,465,700	328,980,390

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,453,430 and 1,601,961 shares issued and outstanding (excluding 33,046,570 and 32,898,039 shares subject to possible redemption) at December 31, 2018 and 2017, respectively	145	160
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	3,600,071	5,085,366
Retained earnings (accumulated deficit)	1,398,924	(86,384)
Total stockholders’ equity	5,000,003	5,000,005
Total liabilities and stockholders’ equity	$350,361,204	$346,075,285

See accompanying notes to financial statements.

Sentinel Energy Services Inc.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2018	For the Period from June 5, 2017 (date of inception) to December 31, 2017

Revenue	$—	$—

EXPENSES
General and administrative	3,628,857	86,384

TOTAL EXPENSES	3,628,857	86,384

OTHER INCOME
Investment income on Trust Account	5,123,005	-
TOTAL OTHER INCOME	5,123,005	-

NET INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,494,148	(86,384)

Income tax provision	8,840	-

Net income (loss) attributable to common shares	$1,485,308	$(86,384)

Two Class Method:

Weighted average number of Class A common stock outstanding, basic and diluted	34,500,000	33,723,214
Basic and diluted net income per Class A common stock	$0.15	$-

Weighted average number of Class B common stock outstanding, basic and diluted	8,625,000	8,625,000
Basic and diluted net loss per Class B common stock	$(0.42)	$(0.01)

See accompanying notes to financial statements.

Sentinel Energy Services Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from June 5, 2017 (date of inception) to December 31, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances as of June 5, 2017	-	$-	-	$-	$-	$-	$-

Sale of Class B common stock to Sponsor at approximately $0.003 per share	-	-	8,625,000	863	24,137	-	25,000

Sale of Units in Public Offering	34,500,000	3,450	-	-	344,996,550	-	345,000,000

Underwriters’ discount and offering expenses	-	-	-	-	(19,858,221)	-	(19,858,221)

Sale of 5,933,333 Private Placement Warrants at $1.50 per warrant	-	-	-	-	8,900,000	-	8,900,000

Shares subject to possible redemption	(32,898,039)	(3,290)	-	-	(328,977,100)	-	(328,980,390)

Net loss	-	-	-	-	-	(86,384)	(86,384)

Balances as of December 31, 2017	1,601,961	160	8,625,000	863	5,085,366	(86,384)	5,000,005

Change in common stock subject to possible redemption	(148,531)	(15)	-	-	(1,485,295)	-	(1,485,310)

Net income	-	-	-	-	-	1,485,308	1,485,308

Balances as of December 31, 2018	1,453,430	$145	8,625,000	$863	$3,600,071	$1,398,924	$5,000,003

See accompanying notes to financial statements.

Sentinel Energy Services Inc.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2018	For the Period from June 5, 2017 (date of inception) through December 31, 2017
Cash Flows From Operating Activities:
Net income (loss)	$1,485,308	$(86,384)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(5,123,005)	-
Changes in operating assets and liabilities:
Prepaid expenses	90,833	(183,333)
Accounts payable and accrued expenses	2,791,771	19,890
Accrued income taxes	8,840	-
Net Cash Used In Operating Activities	(746,253)	(249,827)

Cash Flows From Investing Activities:
Cash deposited into trust account	-	(345,000,000)
Net Cash Used In Investing Activities	-	(345,000,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A common stock	-	345,000,000
Proceeds from sale of Private Placement Warrants	-	8,900,000
Payment of underwriter discounts and commissions	-	(6,900,000)
Payment of offering costs	-	(883,221)
Proceeds from Sponsor note	-	115,326
Payment of Sponsor note	-	(115,326)
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Net Cash Provided By Financing Activities	-	346,141,779

Net increase (decrease) in cash	(746,253)	891,952

Cash at beginning of period	891,952	-

Cash at end of period	$145,699	$891,952

Supplemental disclosure of non-cash financing activities:

Change in value of common stock subject to possible redemption	$1,485,310	$328,980,390
Deferred underwriters’ discounts and commissions	$-	$12,075,000
Payment of offering costs by related party	$-	$133,619
Payment to related parties for general and administrative expenses paid on behalf of the Company	$94,168	$-

See accompanying notes to financial statements.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

1. Description of Organization and Business Operations

Organization and General

Sentinel Energy Services Inc. (the “Company”) was incorporated in the Cayman Islands on June 5, 2017 (date of inception). The Company was formed for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

On December 28, 2018, the Company changed its jurisdiction of incorporation from the Cayman Islands (“Sentinel Cayman”) to the State of Delaware (“Sentinel Delaware”), as described further below (the “Domestication”) and continued to be named Sentinel Energy Services Inc. As a result of the Domestication, each of Sentinel Cayman’s issued and outstanding Class A ordinary shares (the “Class A ordinary shares”) and Class B ordinary shares (the “Class B ordinary shares”) automatically converted by operation of law into one share of Class A common stock (“Class A common stock”) and Class B common stock (“Class B common stock”), of Sentinel Delaware, respectively. Similarly, each of Sentinel Cayman’s outstanding units and warrants automatically converted by operation of law, on a one-for-one basis, into units of Sentinel Delaware and warrants to acquire the corresponding number of shares of Class A common stock, respectively. All references to “ordinary shares” in prior filings have been retroactively renamed as “common stock” in this filing.

At December 31, 2018, the Company had not yet commenced operations. All activity through December 31, 2018 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and since the closing of the Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

The Company’s certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of an initial business combination; (ii) the redemption of any Class A common stock included in the Units (as defined in Note 3) sold in the Public Offering (the “Public Shares”) that have been properly tendered in connection with a stockholder vote to amend the Company’s Charter modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete an initial business combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete an initial business combination within 24 months from the closing of the Public Offering, (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The Company, after signing a definitive agreement for an initial business combination, will either (i) seek stockholder approval of an initial business combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against an initial business combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of an initial business combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under Nasdaq rules. If the Company seeks stockholder approval, it will complete its initial business combination only if a majority of the outstanding shares of common stock of the Company, voted are voted in favor of an initial business combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial business combination, and instead may search for an alternate initial business combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an initial business combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest but less taxes payable. As a result, such shares of Class A common stock are classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s Charter, if the Company is unable to complete an initial business combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor (as defined in Note 3) and the Company’s officers and directors will enter into a letter agreement with the Company, pursuant to which they will agree to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 4) held by them if the Company fails to complete an initial business combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial business combination within the prescribed time period.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

In the event of a liquidation, dissolution or winding up of the Company after an initial business combination, the Company’s stockholders are entitled to shares ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of common stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the shares of common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of an initial business combination, subject to the limitations described herein.

Mandatory Liquidation, Going Concern and Liquidity:

The Company only has 24 months from the closing date of the Public Offering (until November 7, 2019) to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination within 24 months from the closing date of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering. For example, even though the Company will seek to have all third parties with which the Company does business (except our independent registered accounting firm) execute agreements with it waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of business on November 7, 2019.

As of December 31, 2018, the Company does not have sufficient liquidity to meet its future obligations. As of December 31, 2018, the Company had a working deficit of approximately $2.6 million, current liabilities of $2.8 million and had cash of approximately $146,000.

In addition to the Working Capital note issued on March 1, 2019 (see Note 9), the Company will need to raise additional capital through loans or additional investments from its shareholders, officers, directors, or third parties. The Sponsor will financially support the Company sufficient for the Company to satisfy its obligations as they come due until the earlier of the consummation of a Business Combination or up to the mandatory liquidation as stipulated in the Company’s Charter.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018 and 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Redeemable Common Stock

As discussed in Note 1, all of the 34,500,000 Public Shares contain a redemption feature which allows for the redemption of such shares under the Company’s Charter. In accordance with FASB ASC Topic 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC Topic 480. Although the Company has not specified a maximum redemption threshold, its certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital.

At December 31, 2018 and 2017, 33,046,570 and 32,898,039, respectively, of the 34,500,000 Class A common stock were classified outside of permanent equity.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income applicable to common shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 17,433,333 Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the Treasury Stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods as presented.

The Company’s statements of operations includes a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method. Net income per share of common stock, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing net income, less income attributable to Class B common stock, by the weighted average number of shares Class B common stock outstanding for the periods.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2018 and 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

As a result of the Domestication discussed in Note 1, the Company became subject to federal and state income tax purposes starting with the 2018 taxable year.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Each Unit consists of one of the Company’s Class A common stock, $0.0001 par value, and one-third of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

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

4. Related Party Transactions

Founder Shares

In June 2017, the Sponsor entered into an Amended and Restated Securities Purchase Agreement, for the purchase of 14,375,000 shares of Class B common stock (the “Founder Shares”) for $25,000, or $0.002 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Sponsor is a portfolio company of CSL Capital Management, L.P., an energy services-focused private equity fund.

The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares are shares of Class B common stock which automatically convert into shares of Class A common stock at the time of the Company’s initial business combination and are subject to certain transfer restrictions, as described in more detail below.

In August 2017, the Sponsor surrendered 5,750,000 of its Class B common stock for no consideration, resulting in the Sponsor holding an aggregate of 8,625,000 Class B common stock. This forfeiture also adjusted the shares subject to forfeiture from 1,875,000 to 1,125,000, to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Public Offering. As described above, the underwriters exercised their overallotment option in connection with the Public Offering in full, and therefore none of the Founder Shares were forfeited.

The Company’s initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of an initial business combination or (B) subsequent to an initial business combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Private Placement Warrants

Upon the closing of the Public Offering on November 7, 2017 and November 9, 2017, the Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per whole warrant (approximately $8,900,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account. The remaining portion of the purchase price was held outside the Trust Account for transaction and working capital expenses. If an initial business combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights.

However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Advances from Related Parties

During the year ended December 31, 2018, the Sponsor or an affiliate of the Sponsor paid certain administrative expenses on behalf of the Company in the amount of $94,168. These advances were due on demand and were non-interest bearing. During the period June 5, 2017 (date of inception) through December 31, 2017, a related party paid expenses and offering costs incurred on behalf of the Company totaling $133,619. The outstanding balance on the advances were repaid in full as of December 31, 2018 and 2017, respectively.

Administrative Support Agreement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid $17,447 and $12,163 for such expenses under the administrative service agreement for the year ended December 31, 2018 and for the period June 5, 2017 (date of inception) to December 31, 2017.

Option Agreement

On November 2, 2017, the Company entered into an option agreement (“Option Agreement”) pursuant to which CSL Energy Opportunities Fund III, L.P. and CSL Energy Holdings III, Corp, LLC (“Option Holders”) agreed to purchase an aggregate of up to 10,000,000 units (the “Co-Investment Units”), consisting of one Class A Share (the “Co-Investment Shares”) and one-third of one warrant to purchase one Class A common stock (the “Co-Investment Warrants,” and together with the Co-Investment Shares, the “Co-Investment Securities”), for $10.00 per unit (the “Exercise Price”), or an aggregate maximum amount of $100,000,000, immediately prior to the closing of the Company’s initial business combination.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Co-Investment Warrants will have the same terms as the private placement warrants so long as they are held by the Option Holders or its permitted transferees, and the Co-Investment Shares will be identical to the Class A common stock shares included in the units being sold in this offering, except that the Co-Investment Shares will be subject to transfer restrictions and certain registration rights, as described herein. Any Co-Investment Warrant held by a holder other than the Option Holders or their permitted transferees will have the same terms as the warrants included in the units being sold in this offering.

The Option Holders will have the right to transfer a portion of its option to purchase the Co-Investment Securities to third parties (which is referred to throughout this prospectus as the “Co-Investment Transferees”), subject to compliance with applicable securities laws. The Option Agreement also provides that the Option Holders and any Co-Investment Transferee will be entitled to certain registration rights with respect to their Co-Investment Securities, including the Class A ordinary shares underlying their Co-Investment Warrants.

5. Entry into a Material Definitive Agreement

On October 18, 2018, the Company entered into a transaction agreement and plan of merger (the “Transaction Agreement”) with Strike Capital, LLC (“Strike”), OEP Secondary Fund (Strike), LLC, One Equity Partners Secondary Fund, L.P., the other equity holders of Strike party thereto, OEP-Strike Seller Representative, LLC and SES Blocker Merger Sub, LLC, relating to the proposed acquisition by the Company of a majority of the equity interests of Strike. For more information, please see the Company’s definitive proxy statement filed with the SEC on January 18, 2019. On February 12, 2019, the Company and Strike entered into a termination agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Transaction Agreement. The termination of the Transaction Agreement was effective as of February 12, 2019.

As a result of the termination of the Transaction Agreement, each of (i) the purchase and contribution agreement, dated as of October 18, 2018 (the “Contribution Agreement”), by and among the Company, Strike, LLC, a wholly owned subsidiary of Strike, CSL Energy Holdings III Corp, LLC and Invacor Pipeline and Process Solutions, LLC, (ii) the subscription agreements, dated as of October 18, 2018, between the Company and each of CSL Capital Management, L.P. and certain funds and accounts managed by Fidelity Management & Research Company, and (iii) the Voting and Support Agreement, dated as of October 18, 2018, by and among the Company, the Sponsor and certain shareholders of the Company party thereto, which the Company entered into in connection with the proposed acquisition, was automatically terminated in accordance with its terms.

Pursuant to the Termination Agreement, all costs and expenses (including all fees and expenses of counsel, accountants, investment bankers, experts and consultants to a party and its affiliates) incurred by a party or on its behalf in connection with or related to the authorization, preparation, negotiation, execution and performance of the Transaction Agreement, the Contribution Agreement or the Termination Agreement and the transactions contemplated thereby (the “Expenses”) are to be paid by the party incurring such Expenses. For more information, please see the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2019 related to the termination of the business combination.

6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an initial business combination, it may (depending on the terms of such an initial business combination) be required to increase the number of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on an initial business combination to the extent the Company seeks stockholder approval in connection with an initial business combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

At December 31, 2018 and 2017, there were 34,500,000 shares of Class A issued and outstanding, of which 33,046,570 and 32,898,039, respectively, were classified outside of permanent equity, and 8,625,000 shares of Class B common stock issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2018 and 2017, there were no preferred shares issued or outstanding.

7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2018 and 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
December 31, 2018	$350,123,005	$350,123,005	$—	$—

As of December 31, 2017, the Company held $345,000,000 of cash in the Trust Account.

8. Income Taxes

The Company’s net deferred tax assets are as follows:

December 31, 2018
Deferred tax asset
Organizational costs/Startup expenses	$16,916
Total deferred tax assets
Valuation allowance	(16,916)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

Year Ended December 31, 2018
Federal
Current	$8,840
Deferred	(16,916)

State
Current	—
Deferred	—
Change in valuation allowance	16,916
Income tax provision	$8,840

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

As of December 31, 2018, the Company had no U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2018, the change in the valuation allowance was $16,916.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 is as follows:

Year Ended December 31, 2018
Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	6.19
Other	(1.09)
Change in valuation allowance	40.19
Income tax provision	14.09%

9. Subsequent Events

Termination Agreement

As discussed in Note 5 above, on October 18, 2018, the Company entered into a transaction agreement and plan of merger with Strike relating to the proposed acquisition by the Company of a majority of the equity interests of Strike. On February 12, 2019, the Company and Strike entered into a termination agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Transaction Agreement. The termination of the Transaction Agreement was effective as of February 12, 2019.

As a result of the termination of the Transaction Agreement, each of (i) the Contribution Agreement, (ii) the Subscription Agreements and (iii) the Voting and Support Agreement, dated as of October 18, 2018, by and among the Company, the Sponsor and certain shareholders of the Company party thereto, was automatically terminated in accordance with its terms.

Pursuant to the Termination Agreement, all costs and expenses (including all fees and expenses of counsel, accountants, investment bankers, experts and consultants to a party and its affiliates) incurred by a party or on its behalf in connection with or related to the authorization, preparation, negotiation, execution and performance of the Transaction Agreement, the Contribution Agreement or the Termination Agreement and the transactions contemplated thereby (the “Expenses”) are to be paid by the party incurring such Expenses.

Convertible Promissory Note

On March 1, 2019, the Company issued a convertible promissory note in the amount of up to $1,500,000 with the Sponsor to fund the Company’s ongoing expenses. The convertible promissory note does not bear interest and all unpaid principal will be due and payable in full on the earlier of November 7, 2019 and the consummation of an initial business combination by the Company. The Sponsor will have the option to convert any amounts outstanding under the convertible promissory note into warrants of the post-business combination entity to purchase shares, at a conversion price of $1.50 per warrant. As of the date of this filing, the Company has drawn $1,000,000 on the convertible promissory note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f ) and 15d-15(f ). Under the supervision of our Co-Chief Executive Officers and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report, our directors and officers are as follows:

Name	Age	Title
Krishna Shivram	56	Chief Executive Officer and Director
Gerald Cimador	46	Chief Financial Officer and Chief Accounting Officer
Kent Jamison	60	General Counsel and Secretary
Andrew F. J. Gould	72	Chairman of the Board of Directors
Charles S. Leykum	41	Director
Jon A. Marshall	67	Director
Marc Zenner	55	Director
Ronald Steger	65	Director
Craig Levering	62	Director

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

Kent Jamison — General Counsel and Secretary. Kent Jamison has served as our General Counsel and Secretary since June 16, 2017 and served as a member of our board of directors from January 2, 2018 until November 7, 2018. Mr. Jamison joined CSL in May 2015 as General Counsel. His responsibilities included overseeing legal and related compliance matters for the Investment Manager and the Portfolio Companies. Before joining the Investment Manager, Mr. Jamison was a senior partner at Locke Lord LLP, focusing primarily on private equity and merger and acquisition transactions and securities compliance matters. Mr. Jamison holds a B.A. cum laude from Davidson College and a J.D. cum laude from Wake Forest University. We believe that Mr. Jamison’s extensive experience as an attorney representing public and private corporations, as well as his detailed knowledge of corporate governance matters, will enable him to provide useful insight to our management team and board of directors.

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

Jon A. Marshall – Director. Jon A. Marshall has served as a member of our board of directors since January 31, 2018. Mr. Marshall, served as President and Chief Operating Officer of Transocean Inc. from November 2007 to May 2008 and as Chief Executive Officer of GlobalSantaFe Corporation from May 2003 until November 2007, when GlobalSantaFe Corporation merged with Transocean Inc. Mr. Marshall currently serves as a director for Noble Corporation plc, Cobalt International Energy, Inc., Southwestern Energy Company and various other private companies and non-profit organizations. Mr. Marshall has a Bachelor of Science in Engineering from the United States Military Academy of West Point. We believe that Mr. Marshall’s extensive experience in executive positions and experience as a director of public offshore energy focused companies brings important and valuable skills to our board of directors.

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

Ronald Steger—Director. Ronald Steger has served as a member of our board of directors since November 7, 2018. Mr. Steger has served as a director of Global Eagle Entertainment Inc. (Nasdaq: GEE) since April 2017 and has served as its Audit Committee Chair since June 2017. Mr. Steger has served as a member of the board of directors of Great Lakes Dredge & Dock Corporation (Nasdaq: GLDD) since May 2018 and currently serves on that board’s Audit Committee. Mr. Steger previously served on the board of directors of Overseas Shipholding Group, Inc. (NYSE: OSG) from August 2014 to June 2018, where he served on that board’s Audit Committee (as chair) and its Corporate Governance & Risk Committee, as well as the board of directors of International Seaways Inc. (NYSE: INSW) from November 2016 to June 2017, where he served on that board’s Audit Committee and its Corporate Governance & Risk Assessment Committee. Since September 2015, Mr. Steger has served as the Senior Technical Advisor to the Effectus Group, an accounting advisory firm based in Silicon Valley, and since February 2014, he has served on the Advisory Board of ATREG, Inc., a global advisory firm specializing in the semiconductor and related advanced technology verticals. Mr. Steger began his career with KPMG in 1976 and was admitted into its partnership in 1986. He served as an SEC Reviewing Partner at KPMG from 2003 to 2013 and retired from KPMG in December 2013. Mr. Steger has a BS in Accounting from Villanova University.

Craig Levering—Director. Craig Levering has served as a member of our board of directors since November 7, 2018. Mr. Levering served as a Chief Executive Officer and Owner of Crawford Electric Supply from July, 1990 to March, 2008. Mr. Levering has served on the board of directors of 1155 Distributor Partners, LLC and House of Forgings, LLC since March, 2015, and Clean Emissions Technologies, Inc. since December, 2009, respectively. Mr. Levering has served on the Board of Trustees of St. Mark’s School of Texas since June, 2011. In each of these directorships, he has served on the compensation committee and the audit committee. He has a BBA in Marketing & Finance from Southern Methodist University. We believe that Mr. Levering’s extensive experience as a member of both the compensation committee and the audit committee of several boards of directors brings important and valuable skills to our board of directors.

Number and Terms of Office of Executive Officers and Directors

Our board of directors is divided into three classes, each of which serves for a term of three years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. The term of office of the first class of directors, consisting of Messrs. Marshall, Steger and Levering, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Zenner and Shivram, will expire at the second annual meeting of stockholders. The term of office for the third class of directors, consisting of Messrs. Leykum and Gould, will expire at the third annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Charter as it deems appropriate. Our Charter provides that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Zenner, Marshall, Steger and Levering are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Committees of the Board of Directors

We have three standing committees: an audit committee, a compensation committee and a nominating committee.

Audit Committee

Messrs. Zenner, Marshall and Steger serve as members of our audit committee. Mr. Zenner serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Marc Zenner, Ronald Steger and Jon Marshall are independent.

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

Compensation Committee

The members of our Compensation Committee are Messrs. Zenner and Marshall, each of whom is independent. Mr. Marshall serves as chairman of the compensation committee. We have adopted a compensation committee charter, which detail the principal functions of the compensation committee, including:

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

Nominating Committee

The members of our nominating committee are Messrs. Zenner and Marshall. Marc Zenner and Jon Marshall are independent. Marc Zenner serves as chair of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and other.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, all Section 16(a) filing requirements were satisfied on a timely basis during the year ended December 31, 2018.

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

Limitation on Liability and Indemnification of Officers and Directors

Our Charter provides for the indemnification of our officers and directors by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our Charter provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Charter. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

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

After the completion of our business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information available to us at March 15, 2019 regarding the beneficial ownership of our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,500,000 shares of Class A common stock and 8,625,000 shares of Class B common stock issued and outstanding as of March 15, 2019. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the Class B common stock is convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Annual Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
Sentinel Management Holdings, LLC (2)	8,550,000	(3)	19.8%
CSL Sentinel Holdings, LLC (2)	8,550,000	(3)	19.8%
Charles S. Leykum (2)	8,550,000	(3)	19.8%
Andrew F.J. Gould	—		—
Kent Jamison	—		—
Jon A. Marshall	37,500	(3)	*
Marc Zenner	37,500	(3)	*
Ronald Steger	—		—
Craig Levering	—		—
Krishna Shivram	—		—
Gerald Cimador	—		—
All directors and executive officers as a group (9 individuals)	8,625,000	(3)	20%
Governors Lane LP (4)	2,220,000		5.1%

*	Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 700 Louisiana Street, Suite 2700, Houston, Texas, 77002.

(2)	Sentinel Management Holdings, LLC is the record holder of the shares reported herein. Mr. Leykum is the managing member of CSL Sentinel Holdings, LLC and CSL Sentinel Holdings, LLC is the managing member of Sentinel Management Holdings, LLC. As such, Mr. Leykum and CSL Sentinel Holdings, LLC may be deemed to have or share beneficial ownership of the ordinary shares held directly by Sentinel Management Holdings, LLC. Mr. Leykum and CSL Sentinel Holdings, LLC disclaim beneficial ownership of these shares in excess of their pecuniary interest, if any, therein.

(3)	Interests shown consist solely of founder shares, classified as Class B Common Stock. Such shares will automatically convert, on a one-for-one basis, into Class A Common Stock at the time of our initial business combination in accordance with the terms of our Charter.

(4)	According to a Schedule 13G filed with the SEC on November 2, 2018, Governors Lane LP serves as discretionary investment manager to Governors Lane Master Fund LP and Governors Lane SIF LP. Governors Lane Fund General Partner LLC is the general partner of Governors Lane Master Fund LP and Governors Lane SIF LP. Isaac Corre is the chief executive officer of Governors Lane LP and the managing member of Governors Lane Fund General Partner LLC and may be deemed to beneficially own the shares reported therein. The address of the principal business office of Governors Lane LP is 510 Madison Avenue, 11th Floor, New York, NY 10022. The address of the principal business office of Governors Lane Master Fund LP is c/o Governors Lane LP, 510 Madison Avenue, 11th Floor, New York, NY 10022. The address of the principal business office of Governors Lane Fund General Partner LLC is c/o Governors Lane LP, 510 Madison Avenue, 11th Floor, New York, NY 10022. The address of the principal business office of Isaac Corre is c/o Governors Lane LP, 510 Madison Avenue, 11th Floor, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Founder Shares

In June 2017, the Sponsor entered into an Amended and Restated Securities Purchase Agreement, for the purchase of 14,375,000 shares of Class B ordinary shares for $25,000, or approximately $0.002 per share. As used herein, unless the context otherwise requires, “founder shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. In August 2017, the Sponsor surrendered 5,750,000 shares of its Class B common stock for no consideration, resulting in the Sponsor holding an aggregate of 8,625,000 shares of Class B common stock. This forfeiture also adjusted the shares subject to forfeiture of 1,125,000, so that the founder shares would represent 20.0% of the Company’s issued and outstanding shares after our initial public offering. No founder shares were forfeited following the underwriters’ exercise of the over-allotment option on November 9, 2017. The Sponsor transferred 37,500 founder shares to Marc Zenner in October 2017 and, in January 2018, to Jon Marshall, both of whom are independent directors of the Company, at the original purchase price. As a result of the Domestication, each issued and outstanding Class B ordinary share converted on a one-for-one basis into the same number of Class B common stock.

The founder shares are identical to the Class A common stock included in the units sold in our initial public offering except that the founder shares are shares of Class B common stock which automatically convert into shares of Class A common stock at the time of the Company’s initial business combination and are subject to certain transfer restrictions, as described in more detail below.

The Company’s initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination.

Registration Rights

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the founder shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement. These holders are be entitled to certain demand and “piggyback” registration rights.

However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Advances from Related Party

During the year ended December 31, 2018, the Sponsor or an affiliate of the Sponsor paid certain administrative expenses on behalf of the Company in the amount of $94,168. These advances were due on demand and were non-interest bearing. During the period June 5, 2017 (date of inception) through December 31, 2017, a related party paid expenses and offering costs incurred on behalf of the Company totaling $133,619. The outstanding balance on the advances was repaid in full as of December 31, 2018 and 2017, respectively.

Related Party Loans

On June 12, 2017, the Sponsor agreed to loan us an aggregate of up to $200,000 to cover expenses related to our initial public offering pursuant to an unsecured promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2017 or the completion of our initial public offering. During the period June 5, 2017 (date of inception) through December 31, 2017, we utilized advances from the Note to pay expenses and offering costs incurred totaling $115,236. Upon the closing of our initial public offering, we paid $115,236 in full settlement of the Note.

On March 1, 2019, we issued a convertible promissory note in the amount of up to $1,500,000 in favor of our Sponsor to fund our ongoing expenses. The convertible promissory note does not bear interest and all unpaid principal will be due and payable in full on the earlier of November 7, 2019 and the consummation of an initial business combination by the Company. The Sponsor will have the option to convert any amounts outstanding under the convertible promissory note into warrants of the post-business combination entity to purchase shares, at a conversion price of $1.50 per warrant.

Administrative Support Agreement

We agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, commencing on the date the units were first listed on Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2018 and 2017 totaled approximately $50,000 and $24,000, respectively, and approximately $0 and $63,000, respectively, related to audit services in connection with our initial public offering. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2018 and 2017, we paid nil for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay WithumSmith+Brown, PC for tax planning and tax advice for the years ended December 31, 2018 and 2017.

All Other Fees. We did not pay WithumSmith+Brown, PC for other services for the years ended December 31, 2018 and 2017.

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

(a) The following documents are filed as part of this Annual Report:

(1)   Financial Statements

(2)   Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)   Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Transaction Agreement, dated as of October 18, 2018, by and among the Company, OEP Secondary Fund (Strike), LLC, One Equity Partners Secondary Fund, L.P., Strike Capital, LLC, the other equity holders of Strike Capital, LLC party thereto, OEP-Strike Seller Representative, LLC and SES Blocker Merger Sub, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on October 19, 2018).
3.1	Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
3.2	Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.1	Specimen Unit Certificate (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.5 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File no. 333-228366), filed with the SEC on November 29, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.4	Warrant Agreement, dated November 2, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2017).
10.1	Amended and Restated Securities Purchase Agreement, dated June 30, 2017, between the Company and the Sponsor (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).
10.2	Promissory Note, dated June 12, 2017, issued to the Sponsor (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).
10.3	Investment Management Trust Account Agreement, dated November 2, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on November 7, 2017).
10.4	Letter Agreement, dated November 2, 2017, by and between the Company, the Sponsor, Krishna Shivram, Andrew F. J. Gould, Charles S. Leykum, Vivek Raj, Gerald Cimador, Kent Jamison and Marc Zenner (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on November 7, 2017).
10.5	Registration Rights Agreement, dated November 2, 2017, between the Company, the Sponsor and certain other security holders (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on November 7, 2017).
10.6	Administrative Services Agreement, dated November 2, 2017, between the Company and the Sponsor (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on November 7, 2017).
10.7	Private Placement Warrants Purchase Agreement, dated November 2, 2017, between the Company and the Sponsor incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on November 7, 2017).
10.8	Option Agreement, dated November 2, 2017, among the Company, CSL Energy Opportunities Fund III, L.P., and CSL Energy Holdings III, Corp, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on November 7, 2017).
10.9	Form of Indemnity Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).

10.10	Letter Agreement, dated January 31, 2018, by and between the Company and Jon A. Marshall (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on February 5, 2018).
10.11	Indemnification Agreement, dated January 31, 2018, by and between the Company and Jon A. Marshall (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on February 5, 2018).
10.12	Subscription Agreement, dated as of October 18, 2018, by and between the Company and CSL Energy Opportunities Fund III, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on October 19, 2018).
10.13	Subscription Agreement, dated as of October 18, 2018, by and between the Company and certain funds and accounts managed by Fidelity Management & Research Company party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on October 19, 2018).
10.14	Purchase and Contribution Agreement, dated as of October 18, 2018, by and among the Company, Invacor Pipeline and Process Solutions, LLC, CSL Energy Holding III Corp, LLC, and Strike, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on October 19, 2018).
10.15	Voting and Support Agreement, dated as of October 18, 2018, by and among the Company, Strike Capital, LLC, the Sponsor and the other parties thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on October 19, 2018).
10.16	Termination Agreement, dated as of February 12, 2019, by and between the Company and Strike Capital, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on February 13, 2019).
10.17	Convertible Promissory Note, dated as of March 1, 2019, issued to the Sponsor (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on March 6, 2019).
14	Code of Ethics (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).
24.1	Power of Attorney (included in the signature pages herein)*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTINEL ENERGY SERVICES INC.

March 18, 2019	By:	/s/ Krishna Shivram
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

Name	Position	Date

/s/ Krishna Shivram	Chief Executive Officer and Director
Krishna Shivram	(Principal Executive Officer)	March 18, 2019

/s/ Gerald Cimador	Chief Financial Officer and Chief Accounting Officer
Gerald Cimador	(Principal Financial and Accounting Officer)	March 18, 2019

/s/ Andrew F.J. Gould	Chairman of the Board of Directors
Andrew F.J. Gould		March 18, 2019

/s/ Charles S. Leykum	Director
Charles S. Leykum		March 18, 2019

/s/ Jon A. Marshall	Director
Jon A. Marshall		March 18, 2019

/s/ Marc Zenner	Director
Marc Zenner		March 18, 2019

/s/ Ronald Steger	Director
Ronald Steger		March 18, 2019

/s/ Craig Levering	Director
Craig Levering		March 18, 2019