Form 10-Q
period 2019-03-31
Sentinel Energy Services Inc.
filed 2019-05-10
CIK 1709768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38271

SENTINEL ENERGY SERVICES INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1370747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Louisiana Street, Suite 2700

Houston, Texas 77002

(281) 407-0686

(Address (including zip code) and telephone number (including area code) of principal executive offices

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	STNL	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A Common Stock	STNLW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Class A Common Stock and one-third of one Warrant	STNLU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

As of May 9, 2019, 34,500,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and 8,625,000 shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”) were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sentinel Energy Services Inc.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$971,920	$145,699
Prepaid expenses	121,250	92,500
Total current assets	1,093,170	238,199

Investments held in Trust Account	351,847,679	350,123,005
Total assets	$352,940,849	$350,361,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,303,956	$2,811,661
Accrued income and franchise taxes	57,609	8,840
Convertible promissory note payable - Sponsor	999,640	-
Total current liabilities	4,361,205	2,820,501

Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	16,436,205	14,895,501

Class A common stock subject to possible redemption (33,150,464 and 33,046,570 shares at approximately $10.00 per share as of March 31, 2019 and December 31, 2018, respectively)	331,504,640	330,465,700

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,349,536 and 1,453,430 shares issued and outstanding (excluding 33,150,464 and 33,046,570 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	135	145
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	2,561,141	3,600,071
Retained earnings	2,437,865	1,398,924
Total stockholders’ equity	5,000,004	5,000,003
Total liabilities and stockholders’ equity	$352,940,849	$350,361,204

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.
CONDENSED Interim StatementS of Operations
(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenue	$—	$—

EXPENSES
General and administrative	855,442	207,294

TOTAL EXPENSES	855,442	207,294

OTHER INCOME
Investment income on Trust Account	1,894,383	1,046,305
TOTAL OTHER INCOME	1,894,383	1,046,305

INCOME BEFORE INCOME TAX PROVISION	1,038,941	839,011

Income tax provision	-	-

Net income attributable to common shares	$1,038,941	$839,011

Two Class Method:

Weighted average number of Class A common stock outstanding, basic and diluted	34,500,000	34,500,000
Basic and diluted net income per Class A common stock	$0.05	$0.03

Weighted average number of Class B common stock outstanding, basic and diluted	8,625,000	8,625,000
Basic and diluted net loss per Class B common stock	$(0.09)	$(0.02)

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim StatementS of Changes in STOCKHOLDERS’ Equity

(unaudited)

For the three months ended March 31, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2018	1,453,430	$145	8,625,000	$863	$3,600,071	$1,398,924	$5,000,003

Class A common stock subject to possible redemption	(103,894)	(10)	-	-	(1,038,930)	-	(1,038,940)

Net income	-	-	-	-	-	1,038,941	1,038,941
Balance as of March 31, 2019	1,349,536	$135	8,625,000	$863	$2,561,141	$2,437,865	$5,000,004

For the three months ended March 31, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance as of December 31, 2017	1,601,961	$160	8,625,000	$863	$5,085,366	$(86,384)	$5,000,005

Class A common stock subject to possible redemption	(83,901)	(8)	-	-	(839,002)	-	(839,010)

Net income	-	-	-	-	-	839,011	839,011
Balance as of March 31, 2018	1,518,060	$152	8,625,000	$863	$4,246,364	$752,627	$5,000,006

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim StatementS of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$1,038,941	$839,011
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(1,894,383)	(1,046,305)
Changes in operating assets and liabilities:
Prepaid expenses	(28,750)	(35,937)
Accounts payable and accrued expenses	492,295	77,728
Accrued income and franchise taxes	48,769	-
Net Cash Used In Operating Activities	(343,128)	(165,503)

Cash Flows From Investing Activities:
Investment income released from Trust Account	169,709	-
Net Cash Provided By Investing Activities	169,709	-

Cash Flows From Financing Activities:
Proceeds from convertible promissory note payable - Sponsor	999,640	-
Net Cash Provided By Financing Activities	999,640	-

Net increase (decrease) in cash and cash equivalents	826,221	(165,503)

Cash and cash equivalents at beginning of period	145,699	891,952

Cash and cash equivalents at end of period	$971,920	$726,049

Supplemental disclosure of non-cash financing activities:

Change in value of common stock subject to possible redemption	$1,038,940	$839,010
Payment to related parties for general and administrative expenses paid on behalf of the Company	$-	$66,160

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

On December 28, 2018, the Company changed its jurisdiction of incorporation from the Cayman Islands (“Sentinel Cayman”) to the State of Delaware (“Sentinel Delaware”), as described further below (the “Domestication”) and continued to be named Sentinel Energy Services Inc. As a result of the Domestication, each of Sentinel Cayman’s issued and outstanding Class A ordinary shares (the “Class A ordinary shares”) and Class B ordinary shares (the “Class B ordinary shares”) automatically converted by operation of law into one share of Class A common stock (“Class A common stock”) and Class B common stock (“Class B common stock”), of Sentinel Delaware, respectively. Similarly, each of Sentinel Cayman’s outstanding units and warrants automatically converted by operation of law, on a one-for-one basis, into units of Sentinel Delaware and warrants to acquire the corresponding number of shares of Class A common stock, respectively. Accordingly, all references to the Company’s capital stock both before and after the Domestication are referred to as shares of “common stock” in this Quarterly Report on Form 10-Q.

At March 31, 2019, the Company had not yet commenced operations. All activity through March 31, 2019 relates to the Company’s formation and initial public offering (the “Public Offering”) described below, and since the closing of the Public Offering, a search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike Capital, LLC (“Strike”) (as described in Note 5). The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

In accordance with the terms of the Investment Management Trust Agreement entered into by the Company in connection with the Public Offering, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of an initial business combination; (ii) the redemption of any shares of Class A common stock included in the Units (as defined in Note 3) sold in the Public Offering (the “Public Shares”) that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation (the “Charter”) to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete an initial business combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete an initial business combination within 24 months from the closing of the Public Offering, (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

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

The Company, after signing a definitive agreement for an initial business combination, will either (i) seek stockholder approval of an initial business combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against an initial business combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of an initial business combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under The Nasdaq Stock Market (“Nasdaq”) rules. If the Company seeks stockholder approval, it will complete its initial business combination only if a majority of the outstanding shares of common stock of the Company, voted are voted in favor of an initial business combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial business combination, and instead may search for an alternate initial business combination.

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

In the event of a liquidation, dissolution or winding up of the Company after an initial business combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of common stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the shares of common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of an initial business combination, subject to the limitations described herein.

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

Mandatory Liquidation, Going Concern and Liquidity:

The Company has 24 months from the closing date of the Public Offering (or until November 7, 2019) to complete an initial business combination. If the Company does not complete an initial business combination within 24 months from such date, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into letter agreements with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial business combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial business combination within the prescribed time period.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of business on November 7, 2019.

As of March 31, 2019, the Company does not have sufficient liquidity to meet its future obligations. As of March 31, 2019, the Company had a working deficit of approximately $3.3 million, current liabilities of $4.4 million and had cash of approximately $972,000.

In addition to the convertible promissory note payable issued on March 1, 2019 (see Note 4), the Company will need to raise additional capital through loans or additional investments from its stockholders, officers, directors, or third parties. The Sponsor will financially support the Company sufficient for the Company to satisfy its obligations as they come due until the earlier of the consummation of an initial business combination or up to the mandatory liquidation as stipulated in the Company’s Charter.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 18, 2019.

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Redeemable Common Stock

As discussed in Note 1, all of the 34,500,000 Public Shares contain a redemption feature which allows for the redemption of such shares under the Company’s Charter. In accordance with FASB ASC Topic 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC Topic 480. Although the Company has not specified a maximum redemption threshold, its Charter provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable  shares of Class A common stock shall be affected by charges against additional paid in capital.

At March 31, 2019 and December 31, 2018, 33,150,464 and 33,046,570, respectively, of the 34,500,000  shares of Class A common stock were classified outside of permanent equity.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income applicable to the shares of common stock by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 17,433,333 shares of Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the Treasury Stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods as presented.

The Company’s condensed interim statements of operations includes a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method. Net income per share of common stock, basic and diluted for shares of Class A common stock is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for shares of Class B common stock is calculated by dividing net income, less income attributable to the shares of Class B common stock, by the weighted average number of shares of Class B common stock outstanding for the periods.

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

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As a result of the Domestication that took place on December 28, 2018 (as discussed in Note 1), the Company became subject to federal and state income tax purposes starting with the 2018 taxable year.

In connection with the Domestication and the termination of the proposed business combination with Strike (as discussed in Note 5), the Company may utilize certain previously recorded start-up costs as a deduction to their taxable income.

The Company’s current taxable income consists of interest income on the trust account net of franchise taxes. The Company’s costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2019, the Company did not record income tax expense due to the fact that interest income earned on the Trust Account, net of franchise taxes paid, was fully offset by termination costs totaling approximately $4.2 million related to the proposed business combination with Strike (as discussed in Note 5).

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

Related Parties

The Company follows FASB ASC 850-10 for the identification of related parties and disclosure of related party transactions.

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

Each Unit consists of one share of Class A common stock, $0.0001 par value, and one-third of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

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

The Founder Shares are identical to the shares of Class A common stock included in the Units sold in the Public Offering except that (1) holders of the Founder Shares have the right to vote on the election of directors prior to an initial business combination, (2) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (3) holders of the Founder Shares entered into letter agreements with the Company pursuant to which they agreed to waive their redemption rights with respect to any Founder Shares held by them in connection with the completion of an initial business combination, (4) the Founder Shares are shares of Class B common stock that will automatically convert into shares of Class A common stock at the time of an initial business combination and (5) the Founder Shares are subject to registration rights, as described below.

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

The Company’s initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of an initial business combination or (B) subsequent to an initial business combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

In October 2017 and April 2018, the Sponsor transferred 37,500 Founder Shares to Marc Zenner and Jon A. Marshall, respectively, both of whom are independent directors of the Company, at the original purchase price.

Private Placement Warrants

Upon the closing of the Public Offering on November 7, 2017 and November 9, 2017, the Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per whole warrant (approximately $8,900,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering. Each whole Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account. The remaining portion of the purchase price was held outside the Trust Account for transaction and working capital expenses. If an initial business combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of the Private Placement Warrants until 30 days after the completion of an initial business combination.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

Advances from Related Parties

During the three months ended March 31, 2019 and 2018, the Sponsor or an affiliate of the Sponsor paid certain administrative expenses on behalf of the Company in the amount of $6,627 and $78,885, respectively. These advances were due on demand and were non-interest bearing. The outstanding balance on the advances was repaid in full during the periods then ended.

Administrative Support Agreement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid $1,625 and $8,313 for such expenses under the administrative service agreement for the three months ended March 31, 2019 and 2018, respectively.

Option Agreement

On November 2, 2017, the Company entered into an option agreement (“Option Agreement”) pursuant to which CSL Energy Opportunities Fund III, L.P. and CSL Energy Holdings III, Corp, LLC (“Option Holders”) agreed to purchase an aggregate of up to 10,000,000 units (the “Co-Investment Units”), consisting of one share of Class A common stock (the “Co-Investment Shares”) and one-third of one warrant to purchase one share of Class A common stock (the “Co-Investment Warrants,” and together with the Co-Investment Shares, the “Co-Investment Securities”), for $10.00 per unit (the “Exercise Price”), or an aggregate maximum amount of $100,000,000, immediately prior to the closing of the Company’s initial business combination.

The Co-Investment Warrants will have the same terms as the private placement warrants so long as they are held by the Option Holders or its permitted transferees, and the Co-Investment Shares will be identical to the shares of Class A common stock included in the Units, except that the Co-Investment Shares will be subject to transfer restrictions and certain registration rights, as described herein. Any Co-Investment Warrant held by a holder other than the Option Holders or their permitted transferees will have the same terms as the Warrants.

The Option Holders will have the right to transfer a portion of their option to purchase the Co-Investment Securities to third parties, subject to compliance with applicable securities laws. The Option Agreement also provides that the Option Holders and any permitted transferees will be entitled to certain registration rights with respect to their Co-Investment Securities, including the shares of Class A common stock underlying their Co-Investment Warrants.

Convertible Promissory Note Payable

On March 1, 2019, the Company issued a convertible promissory note in the amount of up to $1,500,000 with the Sponsor to fund the Company’s ongoing expenses. The convertible promissory note does not bear interest and all unpaid principal will be due and payable in full on the earlier of November 7, 2019 and the consummation of an initial business combination by the Company. The Sponsor will have the option to convert any amounts outstanding under the convertible promissory note into warrants of the post-business combination entity to purchase shares, at a conversion price of $1.50 per warrant. As of March 31, 2019, the outstanding balance on convertible promissory note was $999,640.

5. Termination of Proposed Business Combination

On October 18, 2018, the Company entered into a transaction agreement and plan of merger (the “Transaction Agreement”) with Strike, OEP Secondary Fund (Strike), LLC, One Equity Partners Secondary Fund, L.P., the other equityholders of Strike party thereto, OEP-Strike Seller Representative, LLC and SES Blocker Merger Sub, LLC, relating to the proposed acquisition by the Company of a majority of the equity interests of Strike. For more information on the proposed transaction, please see the Definitive Proxy Statement filed by the Company with the SEC on January 18, 2019. On February 12, 2019, the Company and Strike entered into a termination agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Transaction Agreement, effective as of February 12, 2019.

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

As a result of the termination of the Transaction Agreement, each of (i) the purchase and contribution agreement, dated as of October 18, 2018 (the “Contribution Agreement”), by and among the Company, Strike, LLC, a wholly owned subsidiary of Strike, CSL Energy Holdings III Corp, LLC and Invacor Pipeline and Process Solutions, LLC, (ii) the subscription agreements, dated as of October 18, 2018, between the Company and each of CSL Capital Management, L.P. and certain funds and accounts managed by Fidelity Management & Research Company, and (iii) the Voting and Support Agreement, dated as of October 18, 2018, by and among the Company, the Sponsor and certain stockholders of the Company party thereto, which the Company entered into in connection with the proposed acquisition, was automatically terminated in accordance with its terms.

Pursuant to the Termination Agreement, all costs and expenses (including all fees and expenses of counsel, accountants, investment bankers, experts and consultants to a party and its affiliates) incurred by a party or on its behalf in connection with or related to the authorization, preparation, negotiation, execution and performance of the Transaction Agreement, the Contribution Agreement or the Termination Agreement and the transactions contemplated thereby are to be paid by the party incurring such expenses. The Company incurred approximately $4.2 million of termination costs related to the proposed business combination. For more information, please see the Current Report on Form 8-K filed by the Company with the SEC on February 13, 2019 relating to the termination of the proposed business combination.

6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an initial business combination, it may (depending on the terms of such an initial business combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on an initial business combination to the extent the Company seeks stockholder approval in connection with an initial business combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock held by them.

At March 31, 2019 and December 31, 2018, there were 34,500,000 shares of Class A issued and outstanding, of which 33,150,464 and 33,046,570, respectively, were classified outside of permanent equity, and 8,625,000 shares of Class B common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

.

7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
March 31, 2019	$351,847,679	$351,847,679	$—	$—
December 31, 2018	$350,123,005	$350,123,005	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

Overview

We are a blank check company originally incorporated in the Cayman Islands on June 5, 2017 for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On December 28, 2018, we changed our jurisdiction of incorporation from the Cayman Islands (“Sentinel Cayman”) to the State of Delaware (“Sentinel Delaware”) (the “Domestication”) and continued to be named Sentinel Energy Services Inc. As a result of the Domestication, each of Sentinel Cayman’s issued and outstanding Class A ordinary shares (the “Class A ordinary shares”) and Class B ordinary shares (the “Class B ordinary shares”) automatically converted by operation of law into one share of Class A common stock (“Class A common stock”) and Class B common stock (“Class B common stock”) of Sentinel Delaware, respectively. Similarly, each of Sentinel Cayman’s outstanding units and warrants automatically converted by operation of law, on a one-for-one basis, into units of Sentinel Delaware and warrants to acquire the corresponding number of shares of Class A common stock, respectively. Accordingly, all references to our capital stock before and after the Domestication are referred to as shares of “common stock” in this Report. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants and Co-Investment Securities (to the extent subscribed for by CSL Energy Opportunities Fund III, L.P. and CSL Energy Holdings III, Corp, LLC), our capital stock, debt or a combination of the foregoing.

At March 31, 2019, we held cash of $971,920, current liabilities of $4,361,205 and deferred underwriting compensation of $12,075,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Termination of Business Combination with Strike

On October 18, 2018, we entered into a transaction agreement and plan of merger (the “Transaction Agreement”) with Strike Capital, LLC (“Strike”), OEP Secondary Fund (Strike), LLC, One Equity Partners Secondary Fund, L.P., the other equityholders of Strike party thereto, OEP-Strike Seller Representative, LLC and SES Blocker Merger Sub, LLC, relating to the proposed acquisition by us of a majority of the equity interests of Strike. On February 12, 2019, we and Strike entered into a termination agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Transaction Agreement. The termination of the Transaction Agreement was effective as of February 12, 2019.

As a result of the termination of the Transaction Agreement, each of (i) the purchase and contribution agreement, dated as of October 18, 2018 (the “Contribution Agreement”), by and among us, Strike, LLC, a wholly owned subsidiary of Strike, CSL Energy Holdings III Corp, LLC and Invacor Pipeline and Process Solutions, LLC, (ii) the subscription agreements, dated as of October 18, 2018, between us and each of CSL Capital Management, L.P. and certain funds and accounts managed by Fidelity Management & Research Company, and (iii) the Voting and Support Agreement, dated as of October 18, 2018, by and among us, Sentinel Management Holdings, LLC (our “Sponsor”) and certain of our stockholders party thereto, which we entered into in connection with the proposed acquisition, was automatically terminated in accordance with its terms.

Pursuant to the Termination Agreement, all costs and expenses (including all fees and expenses of counsel, accountants, investment bankers, experts and consultants to a party and its affiliates) incurred by a party or on its behalf in connection with or related to the authorization, preparation, negotiation, execution and performance of the Transaction Agreement, the Contribution Agreement or the Termination Agreement and the transactions contemplated thereby are to be paid by the party incurring such expenses. The Company incurred approximately $4.2 million of termination costs related to the proposed business combination.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to March 31, 2019 was related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate. We have, and expect to continue to generate, non-operating income in the form of interest income on cash and cash equivalents. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the three months ended March 31, 2019, we had net income of $1,038,941, which consisted of $855,442 of general and administrative expenses, offset by $1,894,383 of investment income on the trust account. For the three months ended March 31, 2018, we had net income of $839,011, which consisted of $207,294 of general administrative expenses, offset by $1,046,305 of investment income on the trust account.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial sale of the Founder Shares (as defined below) to our Sponsor, and the proceeds of loans and advances from our Sponsor in the amount of $115,236. Upon the closing of the initial public offering, we repaid our Sponsor $115,236 in settlement of the outstanding loan and advances.

On November 7, 2017, we consummated our initial public offering of 30,000,000 units at a price of $10.00 per unit generating gross proceeds of $300,000,000 before underwriting discounts and expenses. On November 7, 2017, simultaneously with the consummation of our initial public offering, we completed the private sale of 5,333,333 private placement warrants at a purchase price of $1.50 per private placement warrant to our Sponsor, generating gross proceeds of approximately $8,000,000. In connection with the initial public offering, the underwriters were granted an option to purchase up to 4,500,00 over-allotment units. On November 9, 2017, we consummated the closing of the sale of 4,500,000 additional units upon receiving notice of the underwriters’ election to fully exercise their over-allotment option, generating additional gross proceeds of approximately $45,000,000. Simultaneously with the exercise of the over-allotment option, we consummated the private sale of an additional 600,000 private placement warrants to our Sponsor, generating gross proceeds of approximately $900,000.

An aggregate of $345,000,000 of the net proceeds from the initial public offering (including the over-allotment units) and the private placements with our Sponsor was deposited in the trust account. The $345,000,000 of net proceeds held in the trust account includes $12,075,000 of deferred underwriting discounts and commissions that will be released to the underwriters of the initial public offering upon completion of our initial business combination. Of the gross proceeds from the initial public offering that were not deposited in the trust account, $6,900,000 was used to pay underwriting discounts and commissions in the initial public offering, $115,236 was used to repay loans and advances from our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

We presently have no revenue; our net income was $1,038,941 and $839,011 for the three months ended March 31, 2019 and 2018, respectively, and consists primarily of administrative fees, professional fees and costs related to our search for a business combination. Through March 31, 2019, our liquidity needs were satisfied through receipt of approximately $1,000,000 held outside of the trust account from the sale of units upon the closing of our initial public offering. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. On March 1, 2019, we issued a convertible promissory note in the amount of up to $1,500,000 to our Sponsor to fund our ongoing expenses, which is convertible into warrants of the post-business combination entity to purchase shares, at a price of $1.50 per warrant at the option of the lender. Such warrants are identical to the private placement warrants. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of March 31, 2019, we have drawn $999,640 on the convertible promissory note.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

Liquidation and Going Concern

We only have 24 months from the closing date of our initial public offering (until November 7, 2019) to complete an initial business combination. If we do not complete an initial business combination within 24 months from the closing date of our initial public offering, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock included in the units sold at our initial public offering (the “Public Shares”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as  reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Our Sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any shares of our Class B common stock (the “Founder Shares”) held by them if we fail to complete the initial business combination within 24 months of the closing of our initial public offering. However, if our Sponsor or any our directors, officers or affiliates acquire shares of Class A common stock in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such shares if we fail to complete the initial business combination within the prescribed time period.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including assets in the trust account we established in connection with our initial public offering) will be less than the initial public offering price per unit in our initial public offering.

This mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 7, 2019. As of March 31, 2019, we may not have sufficient liquidity to meet its future obligations. Management has determined that we have access to funds from our Sponsor that are sufficient to fund our working capital needs until the initial business combination or November 7, 2019.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, we determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of business on November 7, 2019.

As of March 31, 2019, we do not have sufficient liquidity to meet our future obligations. As of March 31, 2019, we had a working deficit of approximately $3.3 million, current liabilities of $4.4 million and had cash of approximately $972,000.

In addition to the convertible promissory note payable issued on March 1, 2019 (see Note 4 to our condensed interim financial statements), we will need to raise additional capital through loans or additional investments from our stockholders, officers, directors, or third parties. Our Sponsor will financially support us sufficient for us to satisfy our obligations as they come due until the earlier of the consummation of a business combination or up to the mandatory liquidation as stipulated in our certificate of incorporation (the “Charter”).

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that is considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, the shares of our Class A common stock that are subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our Balance Sheets.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income applicable to common shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and the private placement to purchase an aggregate of 17,433,333 shares of Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the Treasury Stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods as presented.

The Company’s condensed interim statements of operations includes a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method. Net income per share of common stock, basic and diluted for shares of Class A common stock is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for shares of Class B common stock is calculated by dividing net income, less income attributable to the shares of Class B common stock, by the weighted average number of shares of Class B common stock outstanding for the periods.

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions are applicable to us for a period of five years from the date of completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019 and December 31, 2018.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an administrative agreement to pay monthly recurring expenses of up to $10,000 for office space, administrative and support services to our Sponsor. The agreement terminates upon the earlier of the completion of a business combination or our liquidation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide disclosure pursuant to this Item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective .

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2018.

Item 6. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description

10.1	Convertible Promissory Note, dated as of March 1, 2019, issued to the Sponsor (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38271), filed with the SEC on March 6, 2019).

10.2	Termination Agreement, dated as of February 12, 2019, by and between the Company and Strike Capital, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38271), filed with the SEC on February 13, 2019).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Definition Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2019

SENTINEL ENERGY SERVICES INC.

By:	/s/ Krishna Shivram
Krishna Shivram
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Gerald Cimador
Gerald Cimador
Chief Financial Officer
(Principal Financial and Accounting Officer)