Form 10-Q
period 2019-06-30
Sentinel Energy Services Inc.
filed 2019-08-09
CIK 1709768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

As of August 8, 2019, 34,500,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and 8,625,000 shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”) were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sentinel Energy Services Inc.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$613,885	$145,699
Prepaid expenses	75,000	92,500
Total current assets	688,885	238,199

Investments held in Trust Account	354,471,990	350,123,005
Total assets	$355,160,875	$350,361,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,008,832	$2,811,661
Accrued income and franchise taxes	106,872	8,840
Convertible promissory note payable - Sponsor	999,640	-
Total current liabilities	7,115,344	2,820,501

Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	19,190,344	14,895,501

Class A common stock subject to possible redemption (33,097,053 and 33,046,570 shares at approximately $10.00 per share as of June 30, 2019 and December 31, 2018, respectively)	330,970,530	330,465,700

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,402,947 and 1,453,430 shares issued and outstanding (excluding 33,097,053 and 33,046,570 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	140	145
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	3,095,246	3,600,071
Retained earnings	1,903,752	1,398,924
Total stockholders’ equity	5,000,001	5,000,003
Total liabilities and stockholders’ equity	$355,160,875	$350,361,204

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.
CONDENSED Interim StatementS of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative	3,158,425	107,580	4,013,866	314,874
TOTAL EXPENSES	3,158,425	107,580	4,013,866	314,874

OTHER INCOME
Investment income from Trust Account	2,624,311	1,348,288	4,518,694	2,394,593
TOTAL OTHER INCOME	2,624,311	1,348,288	4,518,694	2,394,593

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(534,113)	1,240,708	504,828	2,079,719

Income tax provision	—	—	—	—

Net income (loss) attributable to common shares	$(534,113)	$1,240,708	$504,828	$2,079,719

Weighted average number of Class A common stock outstanding, basic and diluted	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net income (loss) per Class A common stock	$0.08	$0.04	$0.13	$0.07

Weighted average number of Class B common stock outstanding, basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income (loss) per Class B common stock	$(0.37)	$(0.01)	$(0.47)	$(0.04)

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim StatementS of Changes in STOCKHOLDERS’ Equity

(unaudited)

For the three months ended June 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of March 31, 2019	1,349,536	$135	8,625,000	$863	$2,561,141	$2,437,865	$5,000,004

Change in Class A common stock subject to possible redemption	53,411	5	-	-	534,105	-	534,110

Net loss	-	-	-	-	-	(534,113)	(534,113)
Balance as of June 30, 2019	1,402,947	$140	8,625,000	$863	$3,095,246	$1,903,752	$5,000,001

For the three months ended June 30, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of March 31, 2018	1,518,060	$152	8,625,000	$863	$4,246,364	$752,627	$5,000,006

Change in Class A common stock subject to possible redemption	(124,071)	(13)	-	-	(1,240,697)	-	(1,240,710)

Net income	-	-	-	-	-	1,240,708	1,240,708
Balance as of June 30, 2018	1,393,989	$139	8,625,000	$863	$3,005,667	$1,993,335	$5,000,004

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim StatementS of Changes in STOCKHOLDERS’ Equity

(unaudited)

For the six months ended June 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2018	1,453,430	$145	8,625,000	$863	$3,600,071	$1,398,924	$5,000,003

Change in Class A common stock subject to possible redemption	(50,483)	(5)	-	-	(504,825)	-	(504,830)

Net income	-	-	-	-	-	504,828	504,828
Balance as of June 30, 2019	1,402,947	$140	8,625,000	$863	$3,095,246	$1,903,752	$5,000,001

For the six months ended June 30, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance as of December 31, 2017	1,601,961	$160	8,625,000	$863	$5,085,366	$(86,384)	$5,000,005

Change in Class A common stock subject to possible redemption	(207,972)	(21)	-	-	(2,079,699)	-	(2,079,720)

Net income	-	-	-	-	-	2,079,719	2,079,719
Balance as of June 30, 2018	1,393,989	$139	8,625,000	$863	$3,005,667	$1,993,335	$5,000,004

 See accompanying notes to unaudited condensed financial statements.

Sentinel Energy Services Inc.

CONDENSED Interim StatementS of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$504,828	$2,079,719
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(4,518,694)	(2,394,593)
Changes in operating assets and liabilities:
Prepaid expenses	17,500	9,376
Accounts payable and accrued expenses	3,197,171	12,497
Accrued income and franchise taxes	98,032	-
Net Cash Used In Operating Activities	(701,163)	(293,001)

Cash Flows From Investing Activities:
Investment income released from Trust Account	169,709	-
Net Cash Provided By Investing Activities	169,709	-

Cash Flows From Financing Activities:
Proceeds from convertible promissory note payable - Sponsor	999,640	-
Net Cash Provided By Financing Activities	999,640	-

Net increase (decrease) in cash and cash equivalents	468,186	(293,001)

Cash and cash equivalents at beginning of period	145,699	891,952

Cash and cash equivalents at end of period	$613,885	$598,951

Supplemental disclosure of non-cash financing activities:

Change in value of common stock subject to possible redemption	$504,830	$2,079,720

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

At June 30, 2019, the Company had not yet commenced operations. All activity through June 30, 2019 relates to the Company’s formation and initial public offering (the “Public Offering”) described below, and since the closing of the Public Offering, a search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike Capital, LLC (“Strike”) (as described in Note 5). The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of an initial business combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

In accordance with the terms of the Investment Management Trust Agreement entered into by the Company in connection with the Public Offering, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of an initial business combination; (ii) the redemption of any shares of Class A common stock included in the Units (as defined in Note 3) sold in the Public Offering (the “Public Shares”) that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation (the “Charter”) to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete an initial business combination by November 7, 2019, unless extended by the Company’s public stockholders; and (iii) the redemption of 100% of the Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete an initial business combination by November 7, 2019, unless extended by the Company’s public stockholders (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

Mandatory Liquidation, Going Concern and Liquidity:

The Company has 24 months from the closing date of the Public Offering, or until November 7, 2019, to complete an initial business combination, unless extended by the Company’s public stockholders. If the Company does not complete an initial business combination by November 7, 2019, unless extended by the Company’s public stockholders, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into letter agreements with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial business combination by November 7, 2019, unless extended by the Company’s public stockholders. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial business combination within the prescribed time period.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of business on November 7, 2019, unless extended by the Company’s public stockholders.

As of June 30, 2019, the Company did not have sufficient liquidity to meet its future obligations. As of June 30, 2019, the Company had a working capital deficit of approximately $6.4 million, current liabilities of $7.1 million and had cash of approximately $614,000.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the SEC on March 18, 2019.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

At June 30, 2019 and December 31, 2018, 33,097,053 and 33,046,570, respectively, of the 34,500,000 shares of Class A common stock were classified outside of permanent equity.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to the shares of common stock by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 17,433,333 shares of Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the Treasury Stock method. As a result, diluted net income (loss) per share of common stock is the same as basic net income per share of common stock for the periods as presented.

The Company’s condensed interim statements of operations includes a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method. Net income per share of common stock, basic and diluted for shares of Class A common stock is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for shares of Class B common stock is calculated by dividing net income (loss), less income attributable to the shares of Class B common stock, by the weighted average number of shares of Class B common stock outstanding for the periods.

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

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s current taxable income consists of interest income on the trust account net of franchise taxes. The Company’s costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2019, the Company did not record income tax expense due to the fact that interest income earned on the Trust Account, net of income taxes paid, was fully offset by expenses of approximately $6.9 million related to the terminated business combination with Strike (as discussed in Note 5) and other tax deductible expenses in conjunction with the Company’s search for another business combination candidate.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

Each Unit consists of one share of Class A common stock, $0.0001 par value, and one-third of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

In October 2017 and April 2018, the Sponsor transferred 37,500 Founder Shares to Marc Zenner and Jon A. Marshall, respectively, both of whom are independent directors of the Company, at the original purchase price.

Private Placement Warrants

Upon the closing of the Public Offering on November 7, 2017 and November 9, 2017, the Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per whole warrant (approximately $8,900,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering. Each whole Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account. The remaining portion of the purchase price was held outside the Trust Account for transaction and working capital expenses. If an initial business combination is not completed by November 7, 2019, unless extended by the Company’s public stockholders, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Advances from Related Parties

During the three and six months ended June 30, 2019, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $21,971 and $28,598, respectively. During the three and six months ended June 30, 2018, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $19,166 and $77,012, respectively. These advances were due on demand and were non-interest bearing. The outstanding balance on the advances was repaid in full during the periods then ended.

Administrative Support Agreement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $8,825 and $10,450 for such expenses under the administrative service agreement for the three and six months ended June 30, 2019, respectively. The Company incurred $4,050 and $12,363 for such expenses under the administrative service agreement for the three and six months ended June 30, 2018, respectively.

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

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

Convertible Promissory Note Payable

On March 1, 2019, the Company issued a convertible promissory note in the amount of up to $1,500,000 with the Sponsor to fund the Company’s ongoing expenses. The convertible promissory note does not bear interest and all unpaid principal will be due and payable in full on the earlier of November 7, 2019 and the consummation of an initial business combination by the Company. The Sponsor will have the option to convert any amounts outstanding under the convertible promissory note into warrants of the post-business combination entity to purchase shares, at a conversion price of $1.50 per warrant. As of June 30, 2019, the outstanding balance on convertible promissory note was $999,640.

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

Pursuant to the Termination Agreement, all costs and expenses (including all fees and expenses of counsel, accountants, investment bankers, experts and consultants to a party and its affiliates) incurred by a party or on its behalf in connection with or related to the authorization, preparation, negotiation, execution and performance of the Transaction Agreement, the Contribution Agreement or the Termination Agreement and the transactions contemplated thereby are to be paid by the party incurring such expenses. The Company incurred approximately $4.2 million of costs related to the proposed business combination. For more information, please see the Current Report on Form 8-K filed by the Company with the SEC on February 13, 2019 relating to the termination of the proposed business combination.

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

At June 30, 2019 and December 31, 2018, there were 34,500,000 shares of Class A issued and outstanding, of which 33,097,053 and 33,046,570, respectively, were classified outside of permanent equity, and 8,625,000 shares of Class B common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
June 30, 2019	$354,471,990	$354,471,990	$—	$—
December 31, 2018	$350,123,005	$350,123,005	$—	$—

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

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

At June 30, 2019, we held cash of $613,885, current liabilities of $7,115,344 and deferred underwriting compensation of $12,075,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to June 30, 2019 was related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate. We have, and expect to continue to generate, non-operating income in the form of interest income on cash and cash equivalents. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for an initial business combination target.

For the three months ended June 30, 2019, we had net loss of $534,113, which consisted of $3,158,425 of general and administrative expenses, offset by $2,624,311 of investment income on the trust account. For the three months ended June 30, 2018, we had net income of $1,240,708, which consisted of $107,580 of general administrative expenses, offset by $1,348,288 of investment income on the trust account.

For the six months ended June 30, 2019, we had net income of $504,828, which consisted of $4,013,866 of general and administrative expenses, offset by $4,518,694 of investment income on the trust account. For the six months ended June 30, 2018, we had net income of $2,079,719, which consisted of $314,874 of general administrative expenses, offset by $2,394,593 of investment income on the trust account.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial sale of the Founder Shares (as defined below) to Sentinel Management Holdings, LLC (the “Sponsor”), and the proceeds of loans and advances from our Sponsor in the amount of $115,236. Upon the closing of the initial public offering, we repaid our Sponsor $115,236 in settlement of the outstanding loan and advances.

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

We presently have no revenue; our net income was $504,828 and $2,079,719 for the six months ended June 30, 2019 and 2018, respectively, and consists primarily of administrative fees, professional fees and costs related to our search for a business combination offset by $4,518,694 of investment income on the Trust Account. Through June 30, 2019, our liquidity needs were satisfied through receipt of approximately $1,000,000 held outside of the trust account from the sale of units upon the closing of our initial public offering. In addition, on March 1, 2019, the Company issued a convertible promissory note in the amount of up to $1,500,000 with the Sponsor to fund the Company’s ongoing expenses. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors will loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. On March 1, 2019, we issued a convertible promissory note in the amount of up to $1,500,000 to our Sponsor to fund our ongoing expenses, which is convertible into warrants of the post-business combination entity to purchase shares, at a price of $1.50 per warrant at the option of the lender. Such warrants are identical to the private placement warrants. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2019, we have drawn $999,640 on the convertible promissory note.

We may also need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with the business combination.

Liquidation and Going Concern

We only have 24 months from the closing date of our initial public offering (until November 7, 2019) to complete an initial business combination, unless extended by our public stockholders. If we do not complete an initial business combination by November 7, 2019, unless extended by our public stockholders, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock included in the units sold at our initial public offering (the “Public Shares”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as  reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Our Sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any shares of our Class B common stock (the “Founder Shares”) held by them if we fail to complete the initial business combination by November 7, 2019, unless extended by our public stockholders. However, if our Sponsor or any our directors, officers or affiliates acquire shares of Class A common stock in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such shares if we fail to complete the initial business combination within the prescribed time period.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including assets in the trust account we established in connection with our initial public offering) will be less than the initial public offering price per unit in our initial public offering.

This mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 7, 2019, unless extended by our public stockholders. As of June 30, 2019, we do not have sufficient liquidity to meet its future obligations. Management has determined that we have access to funds from our Sponsor that are sufficient to fund our working capital needs until the initial business combination or November 7, 2019.

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

As of June 30, 2019, we do not have sufficient liquidity to meet our future obligations. As of June 30, 2019, we had a working capital deficit of approximately $6.4 million, current liabilities of $7.1 million and had cash of approximately $614,000.

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that is considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, the shares of our Class A common stock that are subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our Balance Sheets.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and the private placement to purchase an aggregate of 17,433,333 shares of Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the Treasury Stock method. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods as presented.

The Company’s condensed interim statements of operations includes a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method. Net income per share of common stock, basic and diluted for shares of Class A common stock is calculated by dividing the interest income earned on the Trust Account, less applicable income tax expense, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for shares of Class B common stock is calculated by dividing net income (loss), less income attributable to the shares of Class B common stock, by the weighted average number of shares of Class B common stock outstanding for the periods.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019 and December 31, 2018.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

August 9, 2019

SENTINEL ENERGY SERVICES INC.

By:	/s/ Krishna Shivram
Krishna Shivram
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Gerald Cimador
Gerald Cimador
Chief Financial Officer
(Principal Financial and Accounting Officer)