Form 10-Q
period 2019-09-30
Sentinel Energy Services Inc.
filed 2019-11-12
CIK 1709768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

As of November 12, 2019, 34,500,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and 8,625,000 shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”) were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sentinel Energy Services Inc.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180,013	$145,699
Prepaid expenses	28,750	92,500
Total current assets	208,763	238,199

Investments held in Trust Account	356,228,094	350,123,005
Total assets	$356,436,857	$350,361,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,706,566	$2,811,661
Accrued income and franchise taxes	252,640	8,840
Convertible promissory note payable - Sponsor	999,640	-
Total current liabilities	5,958,846	2,820,501

Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	18,033,846	14,895,501

Class A common stock subject to possible redemption (33,340,301 and 33,046,570 shares at approximately $10.00 per share as of September 30, 2019 and December 31, 2018, respectively)	333,403,010	330,465,700

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,159,699 and 1,453,430 shares issued and outstanding (excluding 33,340,301 and 33,046,570 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	116	145
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	662,790	3,600,071
Retained earnings	4,336,232	1,398,924
Total stockholders’ equity	5,000,001	5,000,003
Total liabilities and stockholders’ equity	$356,436,857	$350,361,204

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.
CONDENSED Interim StatementS of Operations
(unaudited)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019		2018	2019		2018

REVENUE	$—		$—	$—		$—

EXPENSES
General and administrative	(780,573	)(1)	957,741	3,233,293	(1)	1,272,615
TOTAL EXPENSES	(780,573)		957,741	3,233,293		1,272,615

OTHER INCOME
Investment income from Trust Account	1,756,104		1,562,392	6,274,798		3,956,985
TOTAL OTHER INCOME	1,756,104		1,562,392	6,274,798		3,956,985

INCOME BEFORE INCOME TAX PROVISION	2,536,677		604,651	3,041,505		2,684,370

Income tax provision	104,197		-	104,197		-

Net income attributable to common shares	$2,432,480		$604,651	$2,937,308		$2,684,370

Weighted average number of Class A common stock outstanding, basic and diluted	34,500,000		34,500,000	34,500,000		34,500,000
Basic and diluted net income per Class A common stock	$0.05		$0.05	$0.18		$0.18

Weighted average number of Class B common stock outstanding, basic and diluted	8,625,000		8,625,000	8,625,000		8,625,000
Basic and diluted net income (loss) per Class B common stock	$0.09		$(0.11)	$(0.37)		$(0.15)

(1)	See Note 5.

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim StatementS of Changes in STOCKHOLDERS’ Equity

(unaudited)

For the three months ended September 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of June 30, 2019	1,402,947	$140	8,625,000	$863	$3,095,246	$1,903,752	$5,000,001

Change in Class A common stock subject to possible redemption	(243,248)	(24)	-	-	(2,432,456)	-	(2,432,480)

Net income	-	-	-	-	-	2,432,480	2,432,480
Balance as of September 30, 2019	1,159,699	$116	8,625,000	$863	$662,790	$4,336,232	$5,000,001

For the three months ended September 30, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of June 30, 2018	1,393,989	$139	8,625,000	$863	$3,005,667	$1,993,335	$5,000,004

Change in Class A common stock subject to possible redemption	(60,465)	(6)	-	-	(604,644)	-	(604,650)

Net income	-	-	-	-	-	604,651	604,651
Balance as of September 30, 2018	1,333,524	$133	8,625,000	$863	$2,401,023	$2,597,986	$5,000,005

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

CONDENSED Interim StatementS of Changes in STOCKHOLDERS’ Equity

(unaudited)

For the nine months ended September 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2018	1,453,430	$145	8,625,000	$863	$3,600,071	$1,398,924	$5,000,003

Change in Class A common stock subject to possible redemption	(293,731)	(29)	-	-	(2,937,281)	-	(2,937,310)

Net income	-	-	-	-	-	2,937,308	2,937,308
Balance as of September 30, 2019	1,159,699	$116	8,625,000	$863	$662,790	$4,336,232	$5,000,001

For the nine months ended September 30, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance as of December 31, 2017	1,601,961	$160	8,625,000	$863	$5,085,366	$(86,384)	$5,000,005

Change in Class A common stock subject to possible redemption	(268,437)	(27)	-	-	(2,684,343)	-	(2,684,370)

Net income	-	-	-	-	-	2,684,370	2,684,370
Balance as of September 30, 2018	1,333,524	$133	8,625,000	$863	$2,401,023	$2,597,986	$5,000,005

 See accompanying notes to unaudited condensed financial statements.

Sentinel Energy Services Inc.

CONDENSED Interim StatementS of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$2,937,308	$2,684,370
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(6,274,798)	(3,956,985)
Changes in operating assets and liabilities:
Prepaid expenses	63,750	54,689
Accounts payable and accrued expenses	1,894,905	881,246
Accrued income and franchise taxes	243,800	-
Net Cash Used In Operating Activities	(1,135,035)	(336,680)

Cash Flows From Investing Activities:
Investment income released from Trust Account	169,709	-
Net Cash Provided By Investing Activities	169,709	-

Cash Flows From Financing Activities:
Proceeds from convertible promissory note payable - Sponsor	999,640	-
Net Cash Provided By Financing Activities	999,640	-

Net increase (decrease) in cash and cash equivalents	34,314	(336,680)

Cash and cash equivalents at beginning of period	145,699	891,952

Cash and cash equivalents at end of period	$180,013	$555,272

Supplemental disclosure of non-cash financing activities:

Change in value of common stock subject to possible redemption	$2,937,310	$2,684,370

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

At September 30, 2019, the Company had not yet commenced operations. All activity through September 30, 2019 relates to the Company’s formation and initial public offering (the “Public Offering”) described below, and since the closing of the Public Offering, a search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike Capital, LLC (“Strike”) (as described in Note 5). The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

In accordance with the terms of the Investment Management Trust Agreement entered into by the Company in connection with the Public Offering, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of an initial business combination; (ii) the redemption of any shares of Class A common stock included in the Units (as defined in Note 3) sold in the Public Offering (the “Public Shares”) that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation (the “Charter”) to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete an initial business combination by November 7, 2019; and (iii) the redemption of 100% of the Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete an initial business combination by November 7, 2019 (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. The Company was unable to complete an initial business combination by the November 7, 2019 deadline under its Charter and so it commenced the liquidation of the assets in the Trust Account on November 8, 2019 (See note 8).

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

The Company, after signing a definitive agreement for an initial business combination, will either (i) seek stockholder approval of an initial business combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against an initial business combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of an initial business combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under The Nasdaq Stock Market (“Nasdaq”) rules. If the Company seeks stockholder approval, it will complete its initial business combination only if a majority of the outstanding shares of common stock of the Company voted are voted in favor of an initial business combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial business combination, and instead may search for an alternate initial business combination.

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

Mandatory Liquidation, Going Concern and Liquidity:

In accordance with the terms of its Charter, if the Company is unable to complete an initial business combination by November 7, 2019, it will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into letter agreements with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial business combination by November 7, 2019. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial business combination within the prescribed time period. The Company was unable to complete an initial business combination by the November 7, 2019 deadline under its Charter and so it commenced the liquidation of the assets in the Trust Account on November 8, 2019 (See note 8).

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering. For example, even though the Company will seek to have all third parties with which the Company does business (except their independent registered accounting firm) execute agreements with it waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account.

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of business on November 7, 2019 (See note 8).

As of September 30, 2019, the Company did not have sufficient liquidity to meet its future obligations. As of September 30, 2019, the Company had a working capital deficit of approximately $5.8 million, current liabilities of $6.0 million and had cash of approximately $180,000.

In addition to the convertible promissory note payable issued on March 1, 2019 (see Note 4), the Company will need to raise additional capital through loans or additional investments from its stockholders, officers, directors, or third parties. The Sponsor will financially support the Company sufficient for the Company to satisfy its obligations as they come due until the earlier of the consummation of an initial business combination or up to the mandatory liquidation as stipulated in the Company’s Charter (See note 8).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Redeemable Common Stock

As discussed in Note 1, all of the 34,500,000 Public Shares contain a redemption feature which allows for the redemption of such shares under the Company’s Charter. In accordance with FASB ASC Topic 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the Company’s equity instruments, are excluded from the provisions of FASB ASC Topic 480. Although the Company has not specified a maximum redemption threshold, its Charter provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock shall be affected by charges against additional paid in capital.

At September 30, 2019 and December 31, 2018, 33,340,301 and 33,046,570, respectively, of the 34,500,000 shares of Class A common stock were classified outside of permanent equity.

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

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s current taxable income consists of interest income on the Trust Account net of franchise taxes and expenses of approximately $5.6 million related to the terminated business combination with Strike effective as of February 12, 2019 (as discussed in Note 5) and other tax deductible expenses in conjunction with the Company’s search for another business combination candidate. The Company’s costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of approximately $104,000.

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

Each Unit consists of one share of Class A common stock, $0.0001 par value, and one-third of one warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Public Warrants trade. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Public Warrant holders.

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

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

The Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an initial business combination. The Deferred Discount was payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completed its initial business combination.

4. Related Party Transactions

Founder Shares

In June 2017, the Sponsor entered into an Amended and Restated Securities Purchase Agreement, for the purchase of 14,375,000 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Sponsor is a portfolio company of CSL Capital Management, L.P., an energy services-focused private equity fund.

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

In October 2017 and April 2018, the Sponsor transferred 37,500 Founder Shares to Marc Zenner and Jon A. Marshall, respectively, both of whom are independent directors of the Company, at the original purchase price. As a result of these transfers, the Sponsor holds 8,550,000 Founder Shares.

Private Placement Warrants

Upon the closing of the Public Offering on November 7, 2017 and November 9, 2017, the Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per whole warrant (approximately $8,900,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering. Each whole Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account. The remaining portion of the purchase price was held outside the Trust Account for transaction and working capital expenses. An initial business combination has not been completed by November 7, 2019, and therefore, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless (see note 8). The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of the Private Placement Warrants until 30 days after the completion of an initial business combination.

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights.

However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Advances from Related Parties

During the three and nine months ended September 30, 2019, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $15,858 and $44,183, respectively. During the three and nine months ended September 30, 2018, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $4,793 and $94,168, respectively. These advances were due on demand and were non-interest bearing. The outstanding balance on the advances was repaid in full during the periods then ended.

Administrative Support Agreement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $7,139 and $17,589 for such expenses under the administrative service agreement for the three and nine months ended September 30, 2019, respectively. The Company incurred $3,642 and $16,005 for such expenses under the administrative service agreement for the three and nine months ended September 30, 2018, respectively.

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

The Co-Investment Warrants will have the same terms as the Private Placement Warrants so long as they are held by the Option Holders or its permitted transferees, and the Co-Investment Shares will be identical to the shares of Class A common stock included in the Units, except that the Co-Investment Shares will be subject to transfer restrictions and certain registration rights, as described herein. Any Co-Investment Warrant held by a holder other than the Option Holders or their permitted transferees will have the same terms as the Public Warrants.

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

Convertible Promissory Note Payable

On March 1, 2019, the Company issued a convertible promissory note in the amount of up to $1,500,000 with the Sponsor to fund the Company’s ongoing expenses. The convertible promissory note does not bear interest and all unpaid principal will be due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company. The Sponsor had the option to convert any amounts outstanding under the convertible promissory note into warrants of the post-business combination entity to purchase shares, at a conversion price of $1.50 per warrant. As of September 30, 2019, the outstanding balance on convertible promissory note was $999,640.

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

Of the approximate $4.2 million in costs related to the business combination, the Company negotiated with certain vendors to reduce the amounts due. Accordingly, the Company recorded a reduction in accrued expenses of $950,000 and reversed approximately $950,000 of general and administrative expenses during the three and nine months ended September 30, 2019.

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

At September 30, 2019 and December 31, 2018, there were 34,500,000 shares of Class A issued and outstanding, of which 33,340,301 and 33,046,570, respectively, were classified outside of permanent equity, and 8,625,000 shares of Class B common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
September 30, 2019	$356,228,094	$356,228,094	$—	$—
December 31, 2018	$350,123,005	$350,123,005	$—	$—

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED Interim FINANCIAL STATEMENTS

(unaudited)

8. Subsequent Events

Failure to Consummate an Initial Business Combination

The Charter and the prospectus that the Company filed in connection with its initial public offering provided that the Company had 24 months after the closing of its initial public offering, or until November 7, 2019, to complete a business combination. During the period since the Company’s initial public offering, the Company diligently searched for a business to combine with in a transaction that would generate value for the Company’s stockholders; however, over the same period, the energy sector experienced significant headwinds, which increased the challenges faced by the Company in sourcing a compelling target business. Despite the Company’s best efforts, it was not able to consummate a business combination prior to the November 7, 2019 deadline under its Charter. As a result, the Company has commenced the liquidation of the Trust Account and will return the funds held therein to its public stockholders by redeeming 100% of the Company’s Public Shares in accordance with the Charter, which will completely extinguish the public stockholders’ rights in the Company.

Warrants and Founder Shares

In addition, the Company intends to propose to the holders of its Public Warrants an amendment to the Warrant Agreement, dated as of November 2, 2017 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, to automatically convert each of the Company’s 11,500,000 outstanding Public Warrants into the right to receive $0.02 per whole Public Warrant, payable in cash. If the Warrant Agreement amendment is not approved, the Company will liquidate the Public Warrants and they will expire worthless.

The Sponsor has agreed to forfeit 90% of the 8,550,000 Founder Shares and all of the 5,933,333 Private Placement Warrants held by it for no consideration because the Company was unable to consummate an initial business combination by the November 7, 2019 deadline under its Charter.

Deferred Discount

In accordance with the terms of the underwriting agreement entered into in connection with the Public Offering, the underwriters forfeited any rights or claims to the Deferred Discount because the Company was unable to consummate an initial business combination by the November 7, 2019 deadline under its Charter.

Promissory Note

In addition, in accordance with the terms of the convertible promissory note, the unpaid principal of $999,640 became due on November 7, 2019. The Company and the Sponsor are currently evaluating the treatment of the convertible promissory note.

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

At September 30, 2019, we held cash of approximately $180,000, current liabilities of $5,959,000 and deferred underwriting compensation of $12,075,000.

Recent Developments

Failure to Consummate an Initial Business Combination

Our certificate of incorporation (our “Charter”) and the prospectus that we filed in connection with our initial public offering provided that we had 24 months after the closing of our initial public offering, or until November 7, 2019, to complete a business combination. During the period since our initial public offering, we diligently searched for a business to combine with in a transaction that would generate value for our stockholders; however, over the same period, the energy sector experienced significant headwinds, which increased the challenges faced by us in sourcing a compelling target business. Despite our best efforts, we were not able to consummate a business combination prior to the November 7, 2019 deadline under our Charter. As a result, we have commenced the liquidation of the trust account and will return the funds held therein to our public stockholders by redeeming 100% of the shares of Class A common stock (the “Public Shares”) included in the units sold in our initial public offering (the “Units”) in accordance with our Charter, which will completely extinguish our public stockholders’ rights in the Company.

Warrants and Founder Shares

In addition, we intend to propose to the holders of the warrants sold as part of the Units (the “Public Warrants”) an amendment to the Warrant Agreement, dated as of November 2, 2017 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, to automatically convert each of the 11,500,000 outstanding Public Warrants into the right to receive $0.02 per whole Public Warrant, payable in cash. If the Warrant Agreement amendment is not approved, we will liquidate the Public Warrants and they will expire worthless.

Sentinel Management Holdings, LLC (the “Sponsor”) has agreed to forfeit 90% of the 8,550,000 Founder Shares (as defined below) held by it and all of the 5,933,333 private placement warrants that it purchased at the time of our initial public offering in a private placement (the “Private Placement Warrants”) for no consideration because we were unable to consummate an initial business combination by the November 7, 2019 deadline under our Charter.

Deferred Discount

In accordance with the terms of the underwriting agreement entered into in connection with our initial public offering, the underwriters forfeited any rights or claims to the deferred underwriting commission because we were unable to consummate an initial business combination by the November 7, 2019 deadline under our Charter.

Promissory Note

In addition, in accordance with the terms of the convertible promissory note, the unpaid principal of $999,640 became due on November 7, 2019. We and our Sponsor are currently evaluating the treatment of the convertible promissory note.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to September 30, 2019 was related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate.

For the three months ended September 30, 2019, we had net income of $2,432,480, which consisted of $(780,573) of general and administrative expenses and $1,756,104 of investment income on the trust account. During the three months ended September 30, 2019, general and administrative expense include an adjustment for legal fees of approximately $950,000 related to the termination of the Strike agreement. For the three months ended September 30, 2018, we had net income of $604,651, which consisted of $957,741 of general administrative expenses, offset by $1,562,392 of investment income on the trust account.

For the nine months ended September 30, 2019, we had net income of $2,937,308, which consisted of $3,233,293 of general and administrative expenses, offset by $6,274,798 of investment income on the trust account. For the nine months ended September 30, 2018, we had net income of $2,684,370, which consisted of $1,272,615 of general administrative expenses, offset by $3,956,985 of investment income on the trust account.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial sale of the Founder Shares to the Sponsor, and the proceeds of loans and advances from our Sponsor in the amount of $115,236. Upon the closing of the initial public offering, we repaid our Sponsor $115,236 in settlement of the outstanding loan and advances.

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

An aggregate of $345,000,000 of the net proceeds from the initial public offering (including the over-allotment units) and the private placements with our Sponsor was deposited in the trust account. The $345,000,000 of net proceeds held in the trust account includes $12,075,000 of deferred underwriting discounts and commissions that would have been released to the underwriters of the initial public offering upon completion of our initial business combination. Of the gross proceeds from the initial public offering that were not deposited in the trust account, $6,900,000 was used to pay underwriting discounts and commissions in the initial public offering, $115,236 was used to repay loans and advances from our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

We presently have no revenue; our net income was $2,937,308 and $2,684,370 for the nine months ended September 30, 2019 and 2018, respectively, and consists primarily of administrative fees, professional fees and costs related to our search for a business combination offset by $6,274,798 of investment income on the trust account. Through September 30, 2019, our liquidity needs were satisfied through receipt of approximately $1,000,000 held outside of the trust account from the sale of units upon the closing of our initial public offering. In addition, on March 1, 2019, the Company issued a convertible promissory note in the amount of up to $1,500,000 with the Sponsor to fund the Company’s ongoing expenses. In the future, a portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors will loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. On March 1, 2019, we issued a convertible promissory note in the amount of up to $1,500,000 to our Sponsor to fund our ongoing expenses, which is convertible into warrants of the post-business combination entity to purchase shares, at a price of $1.50 per warrant at the option of the lender. Such warrants are identical to the private placement warrants. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of September 30, 2019, we have drawn $999,640 on the convertible promissory note.

Liquidation and Going Concern

Our Charter and the prospectus that we filed in connection with our initial public offering provided that we had 24 months after the closing of our initial public offering, or until November 7, 2019, to complete a business combination. We were not able to consummate a business combination prior to the November 7, 2019 deadline under our Charter. As a result, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as  reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Our Sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any shares of our Class B common stock (the “Founder Shares”) held by them if we fail to complete the initial business combination by November 7, 2019. However, if our Sponsor or any our directors, officers or affiliates acquire shares of Class A common stock in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such shares if we fail to complete the initial business combination within the prescribed time period.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including assets in the trust account we established in connection with our initial public offering) will be less than the initial public offering price per unit in our initial public offering.

This mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 7, 2019. As of September 30, 2019, we do not have sufficient liquidity to meet its future obligations. Our Sponsor will financially support us sufficient for us to satisfy our obligations as they come due.

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

As of September 30, 2019, we do not have sufficient liquidity to meet our future obligations. As of September 30, 2019, we had a working capital deficit of approximately $6.6 million, current liabilities of $6.8 million and had cash of approximately $180,000.

In addition to the convertible promissory note payable issued on March 1, 2019 (see Note 4 to our condensed interim financial statements), we will need to raise additional capital through loans or additional investments from our stockholders, officers, directors, or third parties. Our Sponsor will financially support us sufficient for us to satisfy our obligations as they come due until the earlier of the consummation of a business combination or up to the mandatory liquidation as stipulated in our Charter.

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that is considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019 and December 31, 2018, the shares of our Class A common stock that are subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our Balance Sheets.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019 and December 31, 2018.

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

The underwriters were entitled to deferred underwriting commissions of $12,075,000. The deferred underwriting commissions was payable to the underwriters from the amounts held in the trust account solely in the event that we completed an initial business combination, subject to the terms of the underwriting agreement. The underwriters were not entitled to any interest accrued on the deferred underwriting commissions. Because we were unable to consummate an initial business combination by the November 7, 2019 deadline under our Charter, the underwriters forfeited any right or claim to the deferred underwriting commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide disclosure pursuant to this Item.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information.

On November 6, 2019, our board of directors determined to delist our securities from The Nasdaq Stock Market LLC (“Nasdaq”) in connection with its decision to liquidate the trust account and redeem all of our outstanding Public Shares because we were unable to complete our initial business combination by the November 7, 2019 deadline under our Charter. On November 7, 2019, Nasdaq filed a Form 25 with the SEC to remove our securities from listing and registration on Nasdaq.

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

November 12, 2019

SENTINEL ENERGY SERVICES INC.

By:	/s/ Krishna Shivram
Krishna Shivram
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Gerald Cimador
Gerald Cimador
Chief Financial Officer
(Principal Financial and Accounting Officer)