Form 10-K
period 2019-12-31
Sentinel Energy Services Inc.
filed 2020-03-16
CIK 1709768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:
Class A Common Stock, par value $0.0001 per share
Warrants to purchase one share of Class A Common Stock
Units, each consisting of one share of Class A Common Stock and one-third of one Warrant

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $350,175,000.

As of March 16, 2020, no shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and 862,500 shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”) were issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “company,” “Sentinel,” “Company” or “our company” are to Sentinel Energy Services Inc.;

●	“common stock” are to our Class A common stock and Class B common stock, collectively;

●	“Companies Law” are to the Companies Law (2018 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“CSL” are to CSL Capital Management, L.P., an SEC-registered private equity firm headquartered in Houston, Texas;

●	“CSL Funds” are to CSL Energy Opportunities Fund III, L.P. and CSL Energy Holdings III, Corp, LLC. The CSL Funds are managed by CSL;

●	“DGCL” are to the General Corporation Law of the State of Delaware as the same may be amended from time to time;

●	“Domestication” are to the Company’s change of jurisdiction from the Cayman Islands to the State of Delaware on December 28, 2018;

●	“equity-linked securities” are to any securities of our company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of our company or such subsidiary, including any securities issued by our company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of our company or any of our subsidiaries;

●	“founder shares” are to our Class B common stock, 862,500 of which are currently outstanding;

●	“initial stockholders” are to holders of our founder shares; and

●	“management” or our “management team” are to our executive officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and Class B ordinary shares collectively, which were outstanding prior to the Domestication. In connection with the Domestication, each of our then currently issued and outstanding Class A ordinary shares and Class B ordinary shares automatically converted, on a one-for-one basis, by operation of law, into one share of Class A common stock and one share of Class B common stock, respectively;

●	“private placement warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to our shares of Class A common stock initially sold as part of the units in our initial public offering. As a result of the Domestication, each of our issued and outstanding Class A ordinary shares automatically converted by operation of law into one share of Class A common stock of the Company;

●	“public stockholders” are to the holders of our public shares;

●	“Sponsor” are to Sentinel Management Holdings, LLC, a Delaware limited liability company;

ii

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our inability to complete our initial business combination;

●	the lack of a market for our securities;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

Redemption of public shares and liquidation

We were not able to consummate a business combination prior to the November 7, 2019 deadline under our certificate of incorporation (the “Charter”). As a result, and after careful consideration, we determined to liquidate the trust account that we established in connection with our initial public offering (the “trust account”) and return the funds held therein to our public stockholders in accordance with our Charter, which completely extinguished the public stockholders’ rights as stockholders. There were no redemption rights or liquidating distributions with respect to our warrants, which expired worthless as a result of our failure to complete a business combination by November 7, 2019.

Pursuant to our Charter, we: (i) ceased all operations except for the purpose of winding up, (ii) redeemed the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption completely extinguished public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) liquidated the trust account, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In connection with the redemption of the public shares, each stockholder received approximately $10.30 per share on November 18, 2019. We withheld approximately $1,300,000 from the distribution and once our income tax liability is finalized for the year ended December 31, 2019, we will distribute the remaining proceeds to the public stockholders.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters. The amount of time that they will devote in any time period will vary.

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

Recent Events

On November 6, 2019, board of directors (our "Board") announced that it cancelled the special meeting of stockholders relating to extending the time by which we had to complete our initial business combination that was scheduled to take place that day and had determined to redeem all of our outstanding public shares, effective as of the close of business on November 7, 2019, because we did not consummate an initial business combination within the time period required by our Charter. Public shares ceased trading as of the open of business on November 8, 2019 in order to allow time for the settlement of trades.

As of the close of business on November 7, 2019, the public shares were deemed cancelled and represented only the right to receive a per-share redemption price determined by the net of taxes and dissolution expenses, determined to be approximately $10.30 (the “Redemption Amount”). There were no redemption rights or liquidating distributions with respect to our warrants. Our initial stockholders waived their redemption rights with respect to the outstanding common stock issued prior to our initial public offering. Nasdaq Stock Market LLC (“Nasdaq”) filed a Form 25 with the United States Securities and Exchange Commission (“SEC”) to delist our securities on November 7, 2019.

On December 9, 2019, we held a special meeting of public warrantholders. The holders of warrants sold as part of the units sold in our initial public offering (the “Public Warrants”) voted to amend the Warrant Agreement, dated as of November 2, 2017, by and among the Company and Continental Stock Transfer & Trust Company (the “Warrant Agreement”) so that all of the Public Warrants were automatically converted into the right to receive $0.02 per whole Public Warrant, payable in cash. Only the Public Warrants were converted into the right to receive cash. In addition, Sentinel Management Holdings, LLC agreed to forfeit (i) all of the 5,933,333 private placement warrants and (ii) 90% of the 8,550,000 founder shares held by it to us for no consideration. Additionally, each of Jon A. Marshall and Marc Zenner agreed to forfeit 90% of the 37,500 founder shares held by him.

On December 19, 2019, each of Ronald Steger and Craig Levering submitted his resignation from our Board.

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

Nasdaq delisted our securities from trading on its exchange, which may limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock, warrants and units were listed on Nasdaq. We cannot assure you that our securities will be listed on Nasdaq in the future.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business.

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

We may not hold an annual meeting of stockholders, which could delay the opportunity for our stockholders to elect directors.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, may have conflicts of interest in allocating their time among various business activities. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our securities ceased trading on The Nasdaq Capital Market on November 6, 2019.

Holders

On March 13, 2020, there were no holders of record of our units, no holders of record of our Class A common stock, 3 holders of record of our Class B common stock and no holders of record of our warrants.

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

At December 31, 2019, we held cash of $161,286 and current liabilities of $5,862,863.

Recent Events

On November 6, 2019, our board of directors announced that it cancelled its special meeting of stockholders relating to extending the time by which we had to complete our initial business combination that was scheduled to take place that day and had determined to redeem all of our outstanding public shares (as defined below), effective as of the close of business on November 7, 2019, because we did not consummate an initial business combination within the time period required by our certificate of incorporation (our “Charter”). Public shares ceased trading as of the open of business on November 8, 2019, in order to allow time for the settlement of trades. We liquidated the trust account that we established in connection with our initial public offering (the “Trust Account”) in order to redeem all shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) included in the units sold at our initial public offering (the “public shares”).

As of the close of business on November 7, 2019, the public shares were deemed cancelled and represented only the right to receive a per-share redemption price determined by the net of taxes and dissolution expenses, determined to be approximately $10.30 (the “Redemption Amount”). We withheld approximately $1,300,000 from the distribution and once income tax liability is finalized for the year ended December 31, 2019, we will distribute the remaining proceeds to the public stockholders. There were no redemption rights or liquidating distributions with respect to our warrants. Our initial stockholders waived their redemption rights with respect to the outstanding common stock issued prior to our initial public offering. Nasdaq filed a Form 25 with the United States Securities and Exchange Commission to delist its securities on November 7, 2019.

On December 9, 2019, we held a special meeting of public warrantholders. The holders of the warrants that were issued as part of the units in our initial public offering (the “Public Warrants”) voted to amend the Warrant Agreement, dated as of November 2, 2017, by and among the Company and Continental Stock Transfer & Trust Company (the “Warrant Agreement”), so that all of the Public Warrants were automatically converted into the right to receive $0.02 per whole Public Warrant, payable in cash. Only the Public Warrants were converted into the right to receive cash. In addition, Sentinel Management Holdings, LLC (our “Sponsor”) agreed to forfeit (i) all of the 5,933,333 private placement warrants held by it and (ii) 90% of the 8,550,000 shares of our Class B common stock (the “founder shares”) held by it to us for no consideration. In addition, each of Jon A. Marshall and Marc Zenner agreed to forfeit 90% of the 37,500 founder shares held by him to us for no consideration.

On December 19, 2019, each of Ronald Steger and Craig Levering submitted his resignation from our Board, as of the date thereof. The resignations of Messrs. Steger and Levering were not due to any disagreement with us.

Results of Operations

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to December 31, 2019 was related to our Company’s formation, the initial public offering, and since the closing of the initial public offering, a search for a business combination candidate.

For the year ended December 31, 2019, we had net income of $3,764,677, which consisted of $2,866,675 of general administrative expenses, offset by $6,890,275 of investment income on the Trust Account and an expense of $258,923 for income taxes. For the year ended December 31, 2018, we had net income of $1,485,308, which consisted of $3,628,857 of general administrative expenses, offset by $5,123,005 of investment income on the Trust Account and an expense of $8,840 for income taxes.

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

An aggregate of $345,000,000 of the net proceeds from the initial public offering (including the over-allotment units) and the private placement of the private placement warrants with the Sponsor was deposited in the trust account. The $345,000,000 of net proceeds previously held in the trust account included $12,075,000 of deferred underwriting discounts and commissions that would have be released to the underwriters of the initial public offering upon completion of our initial business combination. Because we have failed to complete our initial business combination by the November 7, 2019 deadline in our Charter, the underwriters forfeited all of the deferred underwriting commission. Of the gross proceeds from the initial public offering that were not deposited in the trust account, $6,900,000 was used to pay underwriting discounts and commissions in the initial public offering, $115,236 was used to repay loans and advances from our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

We presently have no revenue; our net income was $3,764,677 and $1,485,308 for the years ended December 31, 2019 and 2018, respectively, and consist primarily of professional fees and costs related to our search for a business combination. Through December 31, 2019, our liquidity needs were satisfied through funding from our Sponsor.

On March 1, 2019, we issued a convertible promissory note in the amount of up to $1,500,000 to our Sponsor to fund our ongoing expenses, which is convertible into warrants of the post-business combination entity to purchase shares, at a price of $1.50 per warrant at the option of the lender. Such warrants are identical to the private placement warrants. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2019, the Company has drawn $999,640 on the convertible promissory note.

On November 7, 2019, because we did not consummate an initial business combination within the time period required by our Charter, the public shares were deemed cancelled and represented only the right to receive the Redemption Amount. As a result, we liquidated the Trust Account in order to redeem all public shares. Our public shares ceased trading as of the open of business on November 8, 2019, in order to allow time for the settlement of trades.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we determined that we do not have sufficient liquidity to meet our future obligations. As of December 31, 2019, we had a working capital deficit of approximately $5.7 million, current liabilities of approximately $5.8 million and had cash of approximately $160,000. Subsequent to year end, the Sponsor funded us approximately $1,800,000 through March 16, 2020 in order for us to pay down our obligations as of December 31, 2019. The Sponsor intends to convert the $3,379,283 owed as of December 31, 2019 and all new borrowings in 2020 into equity of the Company. In addition, the Sponsor intends to financially support us sufficient for us to satisfy our working capital needs through one year from the date of the issuance of the financial statements.

Critical Accounting Policies

Advances from Related Parties

During the year ended December 31, 2019, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on our behalf in the amount of $15,858. During the year ended December 31, 2019, the Sponsor also advanced $2,379,643 to fund our ongoing operations. During the year ended December 31, 2018, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on our behalf in the amount of $94,168. These advances were due on demand and were non-interest bearing. As of December 31, 2019 and 2018, the outstanding balance on the advances was $2,379,643 and $0, respectively.

Common stock subject to possible redemption

The Company has no outstanding public shares. As of the close of business on November 7, 2019, the public shares were deemed cancelled and represented only the right to receive the Redemption Amount.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were entitled to deferred underwriting commissions of $12,075,000. The deferred underwriting commissions would have become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. The underwriters were not entitled to any interest accrued on the deferred underwriting commissions. Because we failed to complete an initial business combination under the November 7, 2019 deadline under our Charter, the underwriters will not receive the deferred underwriting commission.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide disclosure pursuant to this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Sentinel Energy Services Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sentinel Energy Services Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of income, changes in stockholders’ equity (deficit) and cash flows, for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 1 to the financial statements, on November 8, 2019, the Company liquidated the Trust Account and redeemed all Class A Stockholders. Our report is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Whippany, New Jersey

March 16, 2020

Sentinel Energy Services Inc.

BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash	$161,286	$145,699
Cash segregated for final distribution to Class A Stockholders (See Note 1)	1,252,386	-
Prepaid expenses	37,397	92,500
Total current assets	1,451,069	238,199

Investments held in Trust Account	-	350,123,005
Total assets	$1,451,069	$350,361,204

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,221,167	$2,811,661
Accrued income and franchise taxes	262,413	8,840
Distribution to Class A Stockholders (See Note 1)	1,252,386	-
Promissory note payable - Sponsor	999,640	-
Advances from Sponsor	2,379,643	-
Total current liabilities	7,115,249	2,820,501

Deferred underwriting compensation	-	12,075,000
Total liabilities	7,115,249	14,895,501

Class A common stock subject to possible redemption (0 and 33,046,570 shares at approximately $10.00 per share as of December 31, 2019 and 2018, respectively)	-	330,465,700

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 0 and 1,453,430 shares issued and outstanding (excluding 0 and 33,046,570 shares subject to possible redemption) at December 31, 2019 and 2018, respectively	-	145
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 862,500 and 8,625,000 shares issued and outstanding at December 31, 2019 and 2018, respectively	86	863
Additional paid-in capital	-	3,600,071
Retained earnings (accumulated deficit)	(5,664,266)	1,398,924
Total stockholders’ equity (deficit)	(5,664,180)	5,000,003
Total liabilities and stockholders’ equity (deficit)	$1,451,069	$350,361,204

See accompanying notes to financial statements

Sentinel Energy Services Inc.
StatementS of INCOME

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Revenue	$—	$—

EXPENSES
General and administrative (1)	2,866,675	3,628,857

TOTAL EXPENSES	2,866,675	3,628,857

OTHER INCOME
Investment income on Trust Account	6,890,275	5,123,005
TOTAL OTHER INCOME	6,890,275	5,123,005

INCOME BEFORE INCOME TAX PROVISION	4,023,600	1,494,148

Income tax provision	258,923	8,840

Net income attributable to common stock	$3,764,677	$1,485,308

Two Class Method:

Weighted average number of Class A common stock outstanding, basic and diluted	29,301,376	34,500,000
Basic and diluted net income per Class A common stock	$0.23	$0.15

Weighted average number of Class B common stock outstanding, basic and diluted	8,305,993	8,625,000
Basic and diluted net loss per Class B common stock	$(0.35)	$(0.42)

(1)	See Note 5.

See accompanying notes to financial statements

Sentinel Energy Services Inc.

StatementS of Changes in STOCKHOLDERS’ Equity (DEFICIT)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balances as of January 1, 2018	1,601,961	$160	8,625,000	$863	$5,085,366	$(86,384)	$5,000,005

Shares subject to possible redemption	(148,531)	(15)	-	-	(1,485,295)	-	(1,485,310)

Net income	-	-	-	-	-	1,485,308	1,485,308

Balances as of December 31, 2018	1,453,430	145	8,625,000	863	3,600,071	1,398,924	5,000,003

Change in common stock subject to possible redemption	33,046,570	3,305	-	-	330,462,395	-	330,465,700

Redemption of Class A shares	(34,500,000)	(3,450)	-	-	-	(356,740,120)	(356,743,570)

Cash paid for redemption of warrants	-	-	-	-	-	(225,990)	(225,990)

Forfeiture and cancellation of 7,695,000 Founders’ shares	-	-	(7,762,500)	(777)	777	-	-

Forfeiture of deferred underwriter discount	-	-	-	-	12,075,000	-	12,075,000

Reclass additional paid-in capital to retained earnings	-	-	-	-	(346,138,243)	346,138,243	-

Net income	-	-	-	-	-	3,764,677	3,764,677

Balances as of December 31, 2019	-	$-	862,500	$86	$-	$(5,664,266)	$(5,664,180)

 See accompanying notes to financial statements.

Sentinel Energy Services Inc.

StatementS of Cash Flows

	For the Years Ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$3,764,677	$1,485,308
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(6,890,275)	(5,123,005)
Changes in operating assets and liabilities:
Prepaid expenses	55,103	90,833
Accounts payable and accrued expenses	(590,494)	2,791,771
Accrued income and franchise taxes	253,573	8,840
Net Cash Used In Operating Activities	(3,407,416)	(746,253)

Cash Flows From Investing Activities:
Redemption of Trust Account	355,491,184	-
Investment income released from Trust Account for dissolution expenses	100,000	-
Investment income released from Trust Account to pay taxes	1,422,096	-
Net Cash Provided By Investing Activities	357,013,280	-

Cash Flows From Financing Activities:
Redemption of Class A common stock	(355,491,184)
Proceeds from convertible promissory note payable - Sponsor	999,640	-
Proceeds from advances - Sponsor	2,379,643	-
Payment for the redemption of warrants	(225,990)	-
Net Cash Used In Financing Activities	(352,337,891)	-

Net increase (decrease) in cash and cash segregated for final distribution to Class A stockholders	1,267,973	(746,253)

Cash and cash segregated for final distribution to Class A stockholders at beginning of year	145,699	891,952

Cash and cash segregated for final distribution to Class A stockholders at end of year	$1,413,672	$145,699

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$8,691	$-

Supplemental disclosure of non-cash financing activities:

Forfeiture and cancellation of Founders’ shares	$770	$-
Forfeiture of deferred underwriters’ discount	$12,075,000	$-
Change in value of common stock subject to possible redemption	$-	$1,485,310
Payment to related parties for general and administrative expenses paid on behalf of the Company	$-	$94,168
Distribution due to Class A Stockholders	$1,252,386	$-

See accompanying notes to financial statements

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

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

On December 28, 2018, the Company changed its jurisdiction of incorporation from the Cayman Islands (“Sentinel Cayman”) to the State of Delaware (“Sentinel Delaware”), as described further below (the “Domestication”) and continued to be named Sentinel Energy Services Inc. As a result of the Domestication, each of Sentinel Cayman’s issued and outstanding Class A ordinary shares (the “Class A ordinary shares”) and Class B ordinary shares (the “Class B ordinary shares”) automatically converted by operation of law into one share of Class A common stock (“Class A common stock”) and Class B common stock (“Class B common stock”), of Sentinel Delaware, respectively. Similarly, each of Sentinel Cayman’s outstanding units and warrants automatically converted by operation of law, on a one-for-one basis, into units of Sentinel Delaware and warrants to acquire the corresponding number of shares of Class A common stock, respectively. Accordingly, all references to the Company’s capital stock both before and after the Domestication are referred to as shares of “common stock” in this filing.

The registration statement for the Company’s Public Offering (Note 3) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 2, 2017.

At December 31, 2019, the Company had not yet commenced operations. All activity through December 31, 2019 relates to the Company’s formation and initial public offering (the “Public Offering”) described below, and since the closing of the Public Offering, a search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike Capital, LLC (“Strike”) (as described in Note 5). The Company did not generate any operating revenues since inception. The Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

The Company intended to finance its initial business combination with proceeds from the Public Offering (Note 3) and sale of the Private Placement Warrants (as defined in Note 3), the Company’s capital stock, debt or a combination of the foregoing. Upon the closings of the Public Offering and the sale of the Private Placement Warrants, approximately $345,000,000 was placed in a trust account (the “Trust Account”) (discussed below). The Company was not able to consummate a business combination prior to the November 7, 2019 deadline under its Charter. As a result, the Company commenced the liquidation of the Trust Account and returned the funds held therein to its public stockholders by redeeming 100% of the Company’s shares of Class A common stock included in the Units (as defined in Note 3) sold in the Public Offering (the “Public Shares”) in accordance with the Charter, which completely extinguished the public stockholders’ rights in the Company. In connection with the redemption of the Public Shares, each stockholder received approximately $10.30 per share on November 18, 2019. The Company has withheld approximately $1,300,000 from the distribution and once income tax liability is finalized for the year ended December 31, 2019, it will distribute the remaining proceeds to the public stockholders.

Trust Account

The proceeds held in the Trust Account were invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds were to remain in the Trust Account until the earlier of (i) the consummation of an initial business combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

In accordance with the terms of the Investment Management Trust Agreement entered into by the Company in connection with the Public Offering, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in the Trust Account were to be released until the earlier of: (i) the completion of an initial business combination; (ii) the redemption of any Public Shares that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation (the “Charter”) to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete an initial business combination by November 7, 2019; and (iii) the redemption of 100% of the Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete an initial business combination by November 7, 2019 (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. The Company was unable to complete an initial business combination by the November 7, 2019 deadline under its Charter and so it commenced the liquidation of the assets in the Trust Account on November 8, 2019 (See below).

Initial Business Combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering were intended to be generally applied toward consummating an initial business combination.

The Charter and the prospectus that the Company filed in connection with its initial public offering provided that the Company had 24 months after the closing of its initial public offering, or until November 7, 2019, to complete a business combination. During the period since the Company’s initial public offering, the Company diligently searched for a business to combine with in a transaction that would generate value for the Company’s stockholders; however, over the same period, the energy sector experienced significant headwinds, which increased the challenges faced by the Company in sourcing a compelling target business. Despite the Company’s best efforts, it was not able to consummate a business combination prior to the November 7, 2019 deadline under its Charter. As a result, the Company commenced the liquidation of the Trust Account and returned the funds held therein to its public stockholders by redeeming 100% of the Company’s Public Shares in accordance with the Charter, which extinguished the public stockholders’ rights in the Company.

Liquidation

As discussed above, the Company was not able to consummate a business combination prior to the November 7, 2019 deadline under its Charter. As a result, the Company commenced the liquidation of the Trust Account and returned the funds held therein of approximately $355.5 million to its public stockholders by redeeming 100% of the Company’s shares of Class A common stock included in the Units (as defined in Note 3 below) sold in the Public Offering (the “Public Shares”) in accordance with the Charter, which completely extinguished the public stockholders’ rights in the Company. In connection with the redemption of the public shares, each stockholder received approximately $10.30 per share on November 18, 2019. During the liquidation period the Company and the holders of its Public Warrants executed an amendment to the Warrant Agreement, dated as of November 2, 2017 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, to automatically convert each of the Company’s 11,500,000 outstanding Public Warrants into the right to receive $0.02 per whole Public Warrant, payable in cash. In December 2019, the Company paid $225,990 to its warrant holders in relation to the automatic redemption of the warrants.

Upon closing of the closing of the Public Offering, the Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters at the with an additional fee (the “Deferred Discount”) of 3.5% ($12,075,000) of the gross offering proceeds payable upon the Company’s completion of an initial business combination. In accordance with the terms of the underwriting agreement entered into in connection with the Public Offering, the underwriters forfeited any rights or claims to the Deferred Discount because the Company was unable to consummate an initial business combination by the November 7, 2019 deadline under its Charter.

The Company withheld approximately $1,300,000 from the distribution in order to pay the income tax liability for the year ended December 31, 2019, after which, the Company will distribute the remaining proceeds to the public stockholders.

Mandatory Liquidation, Going Concern and Liquidity

In accordance with the terms of its Charter, the Company was unable to complete an initial business combination by November 7, 2019, The Company ceased all operations except for the purpose of winding up; (ii) redeemed the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes of approximately $10.30 per share (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption extinguished public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s officers and directors have entered into letter agreements with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company failed to complete the initial business combination by November 7, 2019. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A common stock in or after the Public Offering, they were entitled to liquidating distributions from the Trust Account with respect to such shares if the Company failed to complete the initial business combination within the prescribed time period. The Company was unable to complete an initial business combination by the November 7, 2019 deadline under its Charter and so it commenced the liquidation of the assets in the Trust Account on November 8, 2019.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that it has access to funds from Sponsor that alleviate going concern. As of December 31, 2019, the Company had a working capital deficit of approximately $5.7 million, current liabilities of approximately $5.8 million and had cash of approximately $160,000 (excluding amounts related to the Class A distribution liability and its related cash).

Subsequent to year end, the Sponsor funded the Company approximately $1,800,000 through March 16, 2020 in order for the Company to pay down its obligations as of December 31, 2019. The Sponsor intends to convert the $3,379,283 owed as of December 31, 2019 and all new borrowings in 2020 into equity of the Company. In addition, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs through one year from the date of the issuance of the financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019 and 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

At December 31, 2019 and 2018, nil and 33,046,570, respectively, of the 34,500,000 shares of Class A common stock were classified outside of permanent equity.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to the shares of common stock by the weighted average number of shares outstanding for the period. As of December 31, 2019, the Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 17,433,333 shares of Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the Treasury Stock method. As a result, diluted net income (loss) per share of common stock is the same as basic net income per share of common stock as of December 31, 2019.

The Company’s statements of operations include a presentation of income (loss) per share for Class A common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $6,890,275 and $5,123,005, respectively, net of applicable taxes of $263,011 and $10,484, respectively, by the weighted average number of shares of Class A common stock outstanding for the years ended December 31, 2019 and 2018, respectively. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock of $6,631,652 and $5,114,165, respectively, by the weighted average number of shares of Class B common stock outstanding for the years ended December 31, 2019 and 2018, respectively.

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

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s current year taxable income consists of interest income on the Trust Account net of franchise taxes and expenses of approximately $5.7 million related to the terminated business combination with Strike effective as of February 12, 2019 (as discussed in Note 5) and other tax deductible expenses in conjunction with the Company’s search for another business combination candidate. The Company’s costs are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2019, the Company recorded income tax expense of approximately $259,000.

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

During the liquidation period the Company and the holders of its Public Warrants executed an amendment to the Warrant Agreement, dated as of November 2, 2017 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, to automatically convert each of the Company’s 11,500,000 outstanding Public Warrants into the right to receive $0.02 per whole Public Warrant, payable in cash. In December 2019, the Company paid $225,990 to its warrant holders in relation to the automatic redemption of the warrants.

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

The Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Public Offering, with the Deferred Discount payable upon the Company’s completion of an initial business combination. The Deferred Discount was payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completed its initial business combination. In accordance with the terms of the underwriting agreement entered into in connection with the Public Offering, the underwriters forfeited any rights or claims to the Deferred Discount because the Company was unable to consummate an initial business combination by the November 7, 2019 deadline under its Charter.

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

In October 2017 and April 2018, the Sponsor transferred 37,500 Founder Shares to Marc Zenner and Jon A. Marshall, respectively, both of whom are independent directors of the Company, at the original purchase price. The Sponsor forfeited 90% of the 8,550,000 Founder Shares and all of the 5,933,333 Private Placement Warrants held by it for no consideration because the Company was unable to consummate an initial business combination by the November 7, 2019 deadline under its Charter. As a result of these transfers, the Sponsor holds 855,000 Founder Shares and Marc Zenner and Jon A. Marshall hold 3,750 Founder Shares each.

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

An initial business combination was not completed by November 7, 2019, and therefore, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants expired worthless. The Private Placement Warrants were non-redeemable and exercisable on a cashless basis so long as they were held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of the Private Placement Warrants until 30 days after the completion of an initial business combination. See Founder shares above for forfeiture of private placement warrants.

Registration Rights

The holders of Founder Shares may be entitled to registration rights pursuant to a registration rights agreement signed in connection with the Public Offering. These holders are entitled to certain demand and “piggyback” registration rights.

However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Advances from Related Parties

During the year ended December 31, 2019, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $15,858. During the year ended December 31, 2019, the Sponsor also advanced $2,379,643 to fund ongoing operations of the Company. During the year ended December 31, 2018, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $94,168. These advances were due on demand and were non-interest bearing. As of December 31, 2019 and 2018, the outstanding balance on the advances was $2,379,643 and $0, respectively.

Subsequent to December 31, 2019, the Sponsor funded approximately $1,800,000 in order for the Company to pay down its liabilities as of December 31, 2019. (See Note 9).

Administrative Support Agreement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support. Since the Company was unable to complete its initial business combination prior to the November 7, 2019 deadline in our Charter, pursuant to the Administrative Support Agreement, the Company ceased paying these monthly fees.

The Company incurred $27,535 and $17,447 for such expenses under the administrative service agreement for the years ended December 31, 2019 and 2018, respectively.

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

Pursuant to the Option Agreement, since the Company was unable to complete an initial business combination by the November 7, 2019 deadline, the option automatically terminated.

Convertible Promissory Note Payable

On March 1, 2019, the Company issued a convertible promissory note in the amount of up to $1,500,000 with the Sponsor to fund the Company’s ongoing expenses. The convertible promissory note does not bear interest and all unpaid principal was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company. The Sponsor had the option to convert any amounts outstanding under the convertible promissory note into warrants of the post-business combination entity to purchase shares, at a conversion price of $1.50 per warrant. As of December 31, 2019, the outstanding balance on convertible promissory note was 999,640.

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

Of the approximate $5.7 million in costs related to the various business combination candidates, the Company negotiated with certain vendors to reduce the amounts due. Accordingly, the Company recorded a reduction in accrued expenses of $1.9 million and reversed approximately $1.9 million of general and administrative expenses during the year ended December 31, 2019.

6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company entered into an initial business combination, it may (depending on the terms of such an initial business combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on an initial business combination to the extent the Company seeks stockholder approval in connection with an initial business combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock held by them. The Sponsor forfeited 90% of the 8,550,000 Founder Shares and all of the 5,933,333 Private Placement Warrants held by it for no consideration because the Company was unable to consummate an initial business combination by the November 7, 2019 deadline under its Charter. As a result of these transfers, the Sponsor holds 855,000 Founder Shares and each of Jon A. Marshall and Marc Zenner hold 3,750 Founder Shares, resulting in a total of 862,500 Founder Shares outstanding.

At December 31, 2019 and 2018, there were nil and 34,500,000 shares of Class A issued and outstanding, respectively, of which nil and 33,046,570, respectively, were classified outside of permanent equity, and 862,500 and 8,625,000 shares of Class B common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
December 31, 2019	$—	$—	$—	$—
December 31, 2018	$350,123,005	$350,123,005	$—	$—

8. Income Taxes

The Company’s deferred tax assets are as follows at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Deferred tax asset
Startup expenses/Organizational costs	$691,601	16,916
Valuation Allowance	(691,601)	(16,916)
Deferred tax asset, net of allowance	$-	-

The income tax provision (benefit) consists of the following for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Federal
Current	$258,923	$8,840
Deferred	(691,601)	(16,916)
State and Local
Current	-	-
Deferred	-	-
Change in valuation allowance	691,601	16,916
Income tax provision	$258,923	$8,840

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2019 and 2018, the change in the valuation allowance was $691,601 and $16,916, respectively.

A reconciliation of the statutory tax rate to the Company’s effective tax rates for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Statutory federal income tax rate	21.0%	21.00%
State taxes, net of federal tax benefit	8.45%	6.19%
Other	(2.70)%	(1.09)%
Change in valuation allowance	(56.09)%	(40.19)%
Income tax provision (benefit)	29.34%	14.09%

9. Subsequent Events

Subsequent to December 31, 2019, the Sponsor funded approximately $1,800,000 in order for the Company to pay down its liabilities as of December 31, 2019.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f ) and 15d-15(f ). Under the supervision of our Co-Chief Executive Officers and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report, our directors and officers are as follows:

Name	Age	Title
Krishna Shivram	57	Chief Executive Officer and Director
Gerald Cimador	47	Chief Financial Officer and Chief Accounting Officer
Kent Jamison	61	General Counsel and Secretary
Andrew F. J. Gould	73	Chairman of the Board of Directors
Charles S. Leykum	42	Director
Jon A. Marshall	68	Director
Marc Zenner	56	Director

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

Number and Terms of Office of Executive Officers and Directors

Our board of directors is divided into three classes, each of which serves for a term of three years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. The term of office of the first class of directors, consisting of Mr. Marshall will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Zenner and Shivram, will expire at the second annual meeting of stockholders. The term of office for the third class of directors, consisting of Messrs. Leykum and Gould, will expire at the third annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders.

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

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Zenner and Mr. Marshall are “independent directors” as defined in applicable SEC rules.

Committees of the Board of Directors

In connection with our liquidation due to our failure to complete an initial business combination prior to the November 7, 2019 deadline in our Charter, we have disbanded the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee in order to consolidate our operations and implement cost-saving measures.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information available to us at March 13, 2020 regarding the beneficial ownership of our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 862,500 shares of Class B common stock issued and outstanding as of March 13, 2020. Voting power represents the combined voting power of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class B common stock vote together as a single class. Currently, all of the Class B common stock is convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
Sentinel Management Holdings, LLC (2)	855,000	(3)	99.1%
CSL Sentinel Holdings, LLC (2)	855,000	(3)	99.1%
Charles S. Leykum (2)	855,000	(3)	99.1%
Andrew F.J. Gould	—		—
Jon A. Marshall	3,750	(3)	0.4%
Marc Zenner	3,750	(3)	0.4%
Krishna Shivram	—		—
Gerald Cimador	—		—
All directors and executive officers as a group (6 individuals)	862,500	(3)	100.0%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 700 Louisiana Street, Suite 2700, Houston, Texas, 77002.

(2)	Sentinel Management Holdings, LLC is the record holder of the shares reported herein. Mr. Leykum is the managing member of CSL Sentinel Holdings, LLC and CSL Sentinel Holdings, LLC is the managing member of Sentinel Management Holdings, LLC. As such, Mr. Leykum and CSL Sentinel Holdings, LLC may be deemed to have or share beneficial ownership of the shares of common stock held directly by Sentinel Management Holdings, LLC. Mr. Leykum and CSL Sentinel Holdings, LLC disclaim beneficial ownership of these shares in excess of their pecuniary interest, if any, therein.

(3)	Interests shown consist solely of founder shares, classified as Class B Common Stock.

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

On December 9, 2019, because the Company failed to complete an initial business combination under the deadline provided in the Charter, (i) the Sponsor agreed to forfeit 90% of the 8,550,000 founder shares held by it for no consideration. and (ii) each of Marc Zenner and Jon Marshall agreed to forfeit 90% of the 37,500 founder shares held by him for no consideration, resulting in 862,500 founder shares outstanding.

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

Advances from Related Party

During the year ended December 31, 2019, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $15,858. During the year ended December 31, 2019, the Sponsor also advanced $2,379,643 to fund ongoing operations of the Company. During the year ended December 31, 2018, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $94,168. These advances were due on demand and were non-interest bearing. As of December 31, 2019 and 2018, the outstanding balance on the advances was $2,379,643 and $0, respectively. Subsequent to December 31, 2019, the Sponsor funded approximately $1,800,000 in order for the Company to pay down its liabilities as of December 31, 2019.

Related Party Loans

On March 1, 2019, we issued a convertible promissory note in the amount of up to $1,500,000 in favor of our Sponsor to fund our ongoing expenses. The convertible promissory note does not bear interest and all unpaid principal will be due and payable in full on the earlier of November 7, 2019 and the consummation of an initial business combination by the Company. As of March 16, 2020, the Company has drawn $999,640 on the convertible promissory note.

Administrative Support Agreement

We agreed to pay our Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support, commencing on the date the units were first listed on Nasdaq. Because we were unable to complete our initial business combination prior to the November 7, 2019 deadline in our Charter, pursuant to the Administrative Support Agreement, we ceased paying these monthly fees.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2019 and 2018 totalled approximately $52,000 and $50,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2019 and 2018, we paid nil and nil for consultations concerning financial accounting and reporting standards.

Tax Fees. We paid nil and $4,000, respectively, to WithumSmith+Brown, PC for tax planning and tax compliance for the years ended December 31, 2019 and 2018.

All Other Fees. We did not pay WithumSmith+Brown, PC for other services for the years ended December 31, 2019 and 2018.

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

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
3.2	Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.1	Specimen Unit Certificate (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.5 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File no. 333-228366), filed with the SEC on November 29, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.4	Warrant Agreement, dated November 2, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2017).
4.5	Amendment to the Warrant Agreement, dated as of December 9, 2019, between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2019).
4.6	Description of Capital Stock.
10.1	Amended and Restated Securities Purchase Agreement, dated June 30, 2017, between the Company and the Sponsor (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).
10.2	Letter Agreement, dated November 2, 2017, by and between the Company, the Sponsor, Krishna Shivram, Andrew F. J. Gould, Charles S. Leykum, Vivek Raj, Gerald Cimador, Kent Jamison and Marc Zenner (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on November 7, 2017).
10.3	Registration Rights Agreement, dated November 2, 2017, between the Company, the Sponsor and certain other security holders (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on November 7, 2017).
10.4	Form of Indemnity Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).

10.5	Letter Agreement, dated January 31, 2018, by and between the Company and Jon A. Marshall (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on February 5, 2018).
10.6	Indemnification Agreement, dated January 31, 2018, by and between the Company and Jon A. Marshall (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on February 5, 2018).
10.7	Convertible Promissory Note, dated as of March 1, 2019, issued to the Sponsor (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on March 6, 2019).
14	Code of Ethics (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).
24.1	Power of Attorney (included in the signature pages herein)*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTINEL ENERGY SERVICES INC.

March 16, 2020	By:	/s/ Krishna Shivram
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

Name	Position	Date

/s/ Krishna Shivram	Chief Executive Officer and Director
Krishna Shivram	(Principal Executive Officer)	March 16, 2020

/s/ Gerald Cimador	Chief Financial Officer and Chief Accounting Officer
Gerald Cimador	(Principal Financial and Accounting Officer)	March 16, 2020

/s/ Andrew F.J. Gould	Chairman of the Board of Directors
Andrew F.J. Gould		March 16, 2020

/s/ Charles S. Leykum	Director
Charles S. Leykum		March 16, 2020

/s/ Jon A. Marshall	Director
Jon A. Marshall		March 16, 2020

/s/ Marc Zenner	Director
Marc Zenner		March 16, 2020