Form 10-Q
period 2020-03-31
Sentinel Energy Services Inc.
filed 2020-05-12
CIK 1709768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, 521,142 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and 862,500 shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”) were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sentinel Energy Services Inc.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$273,312	$161,286
Cash segregated for final distribution to Class A Stockholders (See Note 1)	1,152,035	1,252,386
Prepaid expenses	12,465	37,397
Total assets	$1,437,812	$1,451,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$424,336	$2,221,167
Accrued income and franchise taxes	260,026	262,413
Distribution to Class A Stockholders (See Note 1)	1,152,035	1,252,386
Promissory note payable - Sponsor	-	999,640
Advances from Sponsor	-	2,379,643
Total liabilities	1,836,397	7,115,249

Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 521,142 and 0 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	52	-
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 862,500 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	86	86
Additional paid-in capital	5,311,716	-
Accumulated deficit	(5,710,439)	(5,664,266)
Total stockholders’ deficit	(398,585)	(5,664,180)
Total liabilities and stockholders’ deficit	$1,437,812	$1,451,069

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.
UNAUDITED CONDENSED StatementS of OPERATIONS

	For the Three Months Ended March 31,
	2020	2019

Revenue	$-	$-

EXPENSES
General and administrative expenses	46,173	855,442

TOTAL EXPENSES	46,173	855,442

OTHER INCOME
Investment income on Trust Account	-	1,894,383
TOTAL OTHER INCOME	-	1,894,383

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(46,173)	1,038,941

Income tax provision	-	-

Net (loss) income attributable to common stock	$(46,173)	$1,038,941

Weighted average number of Class A and Class B common stock outstanding, basic and diluted	868,227
Basic and diluted net income (loss) per Class A and Class B common stock	$(0.05)

Two Class Method:

Weighted average number of Class A common stock outstanding, basic and diluted		34,500,000
Basic and diluted net income (loss) per Class A common stock		$0.05

Weighted average number of Class B common stock outstanding, basic and diluted		8,625,000
Basic and diluted net loss per Class B common stock		$(0.09)

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

UNAUDITED CONDENSED StatementS of Changes in STOCKHOLDERS’ Equity (DEFICIT)

For the three months ended March 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2019	-	$-	862,500	$86	$-	$(5,664,266)	$(5,664,180)

Issuance of Class A shares upon conversion of related party debt & advances	521,142	52	-	-	5,211,365	-	5,211,417

Settlement of final distribution to Class A Stockholders	-	-	-	-	100,351	-	100,351

Net loss	-	-	-	-	-	(46,173)	(46,173)
Balance as of March 31, 2020	521,142	$52	862,500	$86	$5,311,716	$(5,710,439)	$(398,585)

For the three months ended March 31, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2018	1,453,430	$145	8,625,000	$863	$3,600,071	$1,398,924	$5,000,003

Class A common stock subject to possible redemption	(103,894)	(10)	-	-	(1,038,930)	-	(1,038,940)

Net income	-	-	-	-	-	1,038,941	1,038,941
Balance as of March 31, 2019	1,349,536	$135	8,625,000	$863	$2,561,141	$2,437,865	$5,000,004

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

UNAUDITED CONDENSED StatementS of Cash Flows

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(46,173)	$1,038,941
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	-	(1,894,383)
Changes in operating assets and liabilities:
Prepaid expenses	24,932	(28,750)
Accounts payable and accrued expenses	(1,796,831)	492,295
Accrued income and franchise taxes	(2,387)	48,769
Net Cash Used In Operating Activities	(1,820,459)	(343,128)

Cash Flows From Investing Activities:
Investment income released from Trust Account to pay taxes	-	169,709
Net Cash Provided By Investing Activities	-	169,709

Cash Flows From Financing Activities:
Proceeds from promissory note payable - Sponsor	-	999,640
Proceeds from advances - Sponsor	1,832,134	-
Net Cash Provided By Financing Activities	1,832,134	999,640

Net increase (decrease) in cash and cash segregated for final distribution to Class A Stockholders	11,675	826,221

Cash and cash segregated for final distribution to Class A Stockholders at beginning of period	1,413,672	145,699

Cash and cash segregated for final distribution to Class A Stockholders at end of period	$1,425,347	$971,920

Supplemental disclosure of non-cash financing activities:

Change in value of common stock subject to possible redemption	$-	$1,038,940
Conversion of notes payable and related party advances into shares of common stock	$5,211,417	$-

See accompanying notes to unaudited condensed interim financial statements

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At March 31, 2020, the Company had not yet commenced operations. All activity through March 31, 2020 relates to the Company’s formation and initial public offering (the “Public Offering”) described below, and since the closing of the Public Offering, a search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike Capital, LLC (“Strike”) (as described in Note 5). The Company did not generate any operating revenues since inception. The Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

The Company intended to finance its initial business combination with proceeds from the Public Offering and sale of the Private Placement Warrants (Note 3), the Company’s capital stock, debt or a combination of the foregoing. Upon the closings of the Public Offering and the sale of the Private Placement Warrants, approximately $345,000,000 was placed in a trust account (the “Trust Account”) (discussed below). The Company was not able to consummate a business combination prior to the November 7, 2019 deadline under its Charter. As a result, the Company commenced the liquidation of the Trust Account and returned the funds held therein to its public stockholders by redeeming 100% of the Company’s shares of Class A common stock included in the Units (as defined in Note 3) sold in the Public Offering (the “Public Shares”) in accordance with the Charter, which completely extinguished the public stockholders’ rights in the Company. In connection with the redemption of the Public Shares, each stockholder received approximately $10.30 per share on November 18, 2019. The Company withheld approximately $1,300,000 from the distribution. In April 2020, the Company paid the income tax liability for the year ended December 31, 2019 of $259,284 and distributed the remaining $1,152,035 to its public shareholders on May 4, 2020. (See Note 7).

Trust Account

The proceeds held in the Trust Account were invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds were to remain in the Trust Account until the earlier of (i) the consummation of an initial business combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account were to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The Charter and the prospectus that the Company filed in connection with its initial public offering provided that the Company had 24 months after the closing of its Public Offering, or until November 7, 2019, to complete a business combination. During the period since the Company’s Public Offering, the Company diligently searched for a business to combine with in a transaction that would generate value for the Company’s stockholders; however, over the same period, the energy sector experienced significant headwinds, which increased the challenges faced by the Company in sourcing a compelling target business. Despite the Company’s best efforts, it was not able to consummate a business combination prior to the November 7, 2019 deadline under its Charter. As a result, the Company commenced the liquidation of the Trust Account and returned the funds held therein to its public stockholders by redeeming 100% of the Company’s Public Shares in accordance with the Charter, which extinguished the public stockholders’ rights in the Company.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company withheld approximately $1,300,000 from the distribution in order to pay the income tax liability for the year ended December 31, 2019, after which, the Company will distribute the remaining proceeds to the public stockholders. In April 2020, the Company paid the income tax liability for the year ended December 31, 2020 of $259,284 and distributed the remaining $1,152,035 to its public stockholders.

During the liquidation period, the Company and the holders of its Public Warrants executed an amendment to the Warrant Agreement, dated as of November 2, 2017 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, to automatically convert each of the Company’s 11,500,000 outstanding Public Warrants into the right to receive $0.02 per whole Public Warrant, payable in cash. In December 2019, the Company paid $225,990 to its warrant holders in relation to the automatic redemption of the warrants.

Mandatory Liquidation, Going Concern and Liquidity

In accordance with the terms of its Charter, the Company was unable to complete an initial business combination by November 7, 2019. The Company ceased all operations except for the purpose of winding up; (ii) redeemed the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes of approximately $10.30 per share (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption extinguished public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that it has access to funds from Sponsor that alleviate going concern. As of March 31, 2020, the Company had a working capital deficit of approximately $399,000, current liabilities of approximately $684,000 and had cash of approximately $273,000 (excluding amounts related to the Class A distribution liability and its related cash).

During the three months ended March 31, 2020, the Sponsor funded the Company approximately $1,830,000 in order for the Company to pay down its obligations. On March 31, 2020, the Sponsor converted the $5,211,417 of the outstanding convertible note and advances into 521,142 shares of Class A Common Stock of the Company. In addition, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs through one year from the date of the issuance of the financial statements.

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2020 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 16, 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to the shares of common stock by the weighted average number of shares outstanding for the period. As of March 31, 2020, the Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 17,433,333 shares of Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the Treasury Stock method. As a result, diluted net income (loss) per share of common stock is the same as basic net income per share of common stock as of March 31, 2019.

The Company’s statements of operations include a presentation of income (loss) per share for Class A common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $1,894,383, respectively, net of applicable income and franchise taxes of $0 and $49,365, respectively, by the weighted average number of shares of Class A common stock outstanding for the three months ended March 31, 2019. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock of $1,894,383, by the weighted average number of shares of Class B common stock outstanding for the three months ended March 31, 2019.

As a result of the redemption of Public Shares in November 2019, for the three months ended March 31, 2020, the Class A shares have no specific redemption rights. As a result, net loss per common share is calculated by dividing the net loss of $46,713 by the weighted average number of Class A and Class B shares outstanding for the period.

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

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Advances from Related Parties

During the three months ended March 31, 2020 and 2019, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $0 and $6,627, respectively.

During the three months ended March 31, 2020, the Sponsor also advanced $1,832,134 to fund ongoing operations of the Company. These advances were due on demand and were non-interest bearing. On March 31, 2020, the Sponsor converted the $4,211,777 outstanding into 421,178 shares of Class A Common Stock of the Company at a conversion price of $10.00 per share. As of March 31, 2020 and December 31, 2019, the outstanding balance on the advances was $0 and $2,379,643, respectively.

Promissory Note Payable - Sponsor

On March 1, 2019, the Company issued a convertible promissory note in the amount of up to $1,500,000 with the Sponsor to fund the Company’s ongoing expenses. The convertible promissory note does not bear interest and all unpaid principal was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company. The Sponsor had the option to convert any amounts outstanding under the convertible promissory note into warrants of the post-business combination entity to purchase shares, at a conversion price of $1.50 per warrant. On March 31, 2020, the Sponsor converted the $999,640 outstanding into 99,964 shares of Class A Common Stock of the Company at a conversion price of $10.00 per share. As of March 31, 2020 and December 31, 2019, the outstanding balance on convertible promissory note was $0 and $999,640, respectively.

Administrative Support Agreement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support. Since the Company was unable to complete its initial business combination prior to the November 7, 2019 deadline in the Charter, pursuant to the Administrative Support Agreement, the Company ceased paying these monthly fees.

The Company incurred $1,534 and $1,625 for such expenses under the administrative service agreement for the three months ended March 31, 2020 and 2019, respectively.

SENTINEL ENERGY SERVICES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

At March 31, 2020 and December 31, 2019, there were 521,142 and nil shares of Class A common stock issued and outstanding, respectively, and 862,500 shares of Class B common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

7. Subsequent Events

On May 4, 2020, the Company made its final distribution payment of $1,152,035 to the Class A public stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

At March 31, 2020, we held cash of $273,312 and current liabilities of $684,362.

Results of Operations

We have not generated any operating revenues to date, and we will not be generating any operating revenues. Our entire activity up to March 31, 2020 was related to our company’s formation, the initial public offering, and since the closing of the initial public offering, a the search for a business combination candidate and the liquidation process.

For the three months ended March 31, 2020, we had net loss of $46,173, which consisted of $46,173 of general and administrative expenses. For the three months ended March 31, 2019, we had net income of $1,038,941, which consisted of $855,442 of general administrative expenses, offset by $1,894,383 of investment income on the trust account established in connection with our initial public offering.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial sale of shares of Class B Common Stock (the “founder shares”) to our Sponsor, and the proceeds of loans and advances from our Sponsor in the amount of $115,236. Upon the closing of the initial public offering, we repaid our Sponsor $115,236 in settlement of the outstanding loan and advances.

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

An aggregate of $345,000,000 of the net proceeds from the initial public offering (including the over-allotment units) and the private placement of the private placement warrants with our Sponsor was deposited in the trust account. The $345,000,000 of net proceeds previously held in the trust account included $12,075,000 of deferred underwriting discounts and commissions that would have been released to the underwriters of the initial public offering upon completion of our initial business combination. Because we have failed to complete our initial business combination by the November 7, 2019 deadline in our certificate of incorporation (the “Charter”), the underwriters forfeited all of the deferred underwriting commission. Of the gross proceeds from the initial public offering that were not deposited in the trust account, $6,900,000 was used to pay underwriting discounts and commissions in the initial public offering, $115,236 was used to repay loans and advances from our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

We presently have no revenue; our net income (loss) was ($46,173) and $1,038,941 for the three months ended March 31, 2020 and 2019, respectively, and consists primarily of professional fees and costs related to our search for a business combination. Through March 31, 2020, our liquidity needs were satisfied through funding from our Sponsor.

On March 1, 2019, we issued a convertible promissory note (the “Convertible Promissory Note”) in the amount of up to $1,500,000 to our Sponsor to fund our ongoing expenses, which is convertible into warrants of the post-business combination entity to purchase shares, at a price of $1.50 per warrant at the option of the lender. Such warrants are identical to the private placement warrants. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of March 31, 2020, we have drawn $999,640 on the Convertible Promissory Note.

On March 31, 2020, our Sponsor converted (i) $999,640 under the Convertible Promissory Note, (ii) $2,379,643 in additional expenses paid on our behalf, and (iii) $1,832,134 previously advanced to us by our Sponsor into shares of Class A Common Stock at $10.00 per share. As a result of these conversions totaling $5,211,417 by our Sponsor, there are currently 521,142 shares of Class A Common Stock outstanding as of March 31, 2020 pursuant to the terms of a Conversion Agreement (the “Conversion Agreement”), entered into effective as of March 31, 2020, by and between the Company and our Sponsor. The foregoing description of the Conversion Agreement does not purport to be complete and is qualified in its entirety by reference to the Conversion Agreement, which is attached hereto as Exhibit 10.1.

Mandatory Liquidation, Going Concern and Liquidity

In accordance with the terms of our Charter, because we were unable to complete an initial business combination prior to the November 7, 2019 deadline, we ceased all operations except for the purpose of winding up; (ii) redeemed the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption extinguished public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we failed to complete the initial business combination by November 7, 2019. However, if our Sponsor or any of our directors, officers or affiliates acquire shares of Class A common stock in or after our initial public offering, they were entitled to liquidating distributions from the trust account with respect to such shares because we failed to complete the initial business combination within the prescribed time period. We were unable to complete an initial business combination by the November 7, 2019 deadline under our Charter and so we commenced the liquidation of the assets in the trust account on November 8, 2019.

In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we determined that we do not have sufficient liquidity to meet our future obligations; however, management has determined that it has access to funds from our Sponsor that alleviate going concern. As of March 31, 2020, we had a working capital deficit of approximately $399,000, current liabilities of approximately $684,000 and had cash of approximately $273,000.

During the three months ended March 31, 2020, our Sponsor provided us with $1,832,134 so that we can pay down our obligations. On March 31, 2020, our Sponsor converted the $5,211,417 outstanding, which included (i) the $999,640 drawn on the Convertible Promissory Note, (ii) $2,379,643 in additional expenses paid on our behalf, and (iii) $1,832,134 previously advanced to us, into 521,142 shares of Class A Common Stock. In addition to these advances, our Sponsor intends to financially support us sufficient for us to satisfy its working capital needs through one year from the date of the issuance of the financial statements.

Critical Accounting Policies

Advances from Related Parties

During the three months ended March 31, 2020 and 2019, our Sponsor or an affiliate of our Sponsor incurred certain administrative expenses on our behalf in the amount of $0 and $6,627, respectively. During the three months ended March 31, 2020, our Sponsor also advanced $1,832,134 to fund our ongoing operations. an affiliate of our Sponsor incurred certain administrative expenses on our behalf in the amount of $6,627. These advances were due on demand and were non-interest bearing. On March 31, 2020, the Sponsor converted the $4,211,777 outstanding into shares of Class A Common Stock of the Company.

In additiona, we drew $999,640 on the Convertible Promissory Note. On March 31, 2020, the Sponsor converted (1) $999,640 under the Convertible Promissory Note, (ii) $2,379,643 in additional expenses, and (iii) $1,832,134 previously advanced to us into shares of Class A Common Stock at $10 per share. As a result of these conversions by our Sponsor totaling $5,211,417, there are currently 521,142 shares of Class A Common Stock outstanding as of March 31, 2020. As of March 31, 2020 and December 31, 2019, the outstanding balance on the advances was $0 and $2,379,643, respectively.

Common stock subject to possible redemption

We have no outstanding public shares. As of the close of business on November 7, 2019, the public shares were deemed cancelled and represented only the right to receive the Redemption Amount.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020 and December 31, 2019.

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

Subsequent Events

On May 4, 2020, we made our final distribution payment of $1,152,035 to the public stockholders.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information.

None.

PART II

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The recent COVID-19 pandemic and resulting worldwide economic conditions could adversely affect our business operations, financial condition, results of operations, and cash flows.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Except as noted in the preceding paragraph, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2019.

Item 6. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description

10.1	Conversion Agreement, dated as of March 31, 2020, by and between the Company and the Sponsor.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Definition Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2020

SENTINEL ENERGY SERVICES INC.

By:	/s/ Krishna Shivram
Krishna Shivram
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Gerald Cimador
Gerald Cimador
Chief Financial Officer
(Principal Financial and Accounting Officer)