Form 10-Q
period 2020-06-30
Sentinel Energy Services Inc.
filed 2020-08-10
CIK 1709768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38271

SENTINEL ENERGY SERVICES INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1370747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Louisiana Street, Suite 2700

Houston, Texas 77002

(281) 407-0686

Address (including zip code) and telephone number (including area code) of principal executive offices

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

As of August 10, 2020, 523,642 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and 862,500 shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”) were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Sentinel Energy Services Inc.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$10,971	$161,286
Cash segregated for final distribution to Class A Stockholders (See Note 1)	—	1,252,386
Prepaid expenses	—	37,397
Total assets	$10,971	$1,451,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$418,315	$2,221,167
Accrued income and franchise taxes	—	262,413
Distribution to Class A Stockholders (See Note 1)	—	1,252,386
Promissory note payable - Sponsor	—	999,640
Advances from Sponsor	—	2,379,643
Total liabilities	418,315	7,115,249

Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 523,642 and 0 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	52	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 862,500 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	86	86
Additional paid-in capital	5,336,716	—
Accumulated deficit	(5,744,198)	(5,664,266)
Total stockholders’ deficit	(407,344)	(5,664,180)
Total liabilities and stockholders’ deficit	$10,971	$1,451,069

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.
UNAUDITED CONDENSED StatementS of OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative	33,759	3,158,424	79,932	4,013,866
TOTAL EXPENSES	33,759	3,158,424	79,932	4,013,866

OTHER INCOME
Investment income from Trust Account	—	2,624,311	—	4,518,694
TOTAL OTHER INCOME	—	2,624,311	—	4,518,694

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(33,759)	(534,113)	(79,932)	504,828

Income tax provision	—	—	—	—

Net (loss) income attributable to common shares	$(33,759)	$(534,113)	$(79,932)	$504,828

Weighted average number of common stock outstanding, basic and diluted [1]	1,383,669		1,125,948
Basic and diluted net loss per common stock	$(0.02)		$(0.07)

Two Class Method:

Weighted average number of Class A common stock outstanding, basic and diluted		34,500,000		34,500,000
Basic and diluted net income per Class A common stock		$0.08		$0.13

Weighted average number of Class B common stock outstanding, basic and diluted		8,625,000		8,625,000
Basic and diluted net loss per Class B common stock		$(0.37)		$(0.47)

[1]	For the three and six months ended June 30, 2020, the Class A and Class B common stock participate in losses equally and thus are included together herein.

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

UNAUDITED CONDENSED StatementS of Changes in STOCKHOLDERS’ Equity (DEFICIT)

For the three months ended June 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of March 31, 2020	521,142	$52	862.500	$86	$5,311,716	$(5,710,439)	$(398,585)

Issuance of Class A shares to Sponsor	2,500	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	—	(33,759)	(33,759)
Balance as of June 30, 2020	523,642	$52	862,500	$86	$5,336,716	$(5,744,198)	$(407,344)

For the three months ended June 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of March 31, 2019	1,349,536	$135	8,625,000	$863	$2,561,141	$2,437,865	$5,000,004

Change in Class A common stock subject to possible redemption	53,411	5	—	—	534,105	—	534,110

Net loss	—	—	—	—	—	(534,113)	(534,113)
Balance as of June 30, 2019	1,402,947	$140	8,625,000	$863	$3,095,246	$1,903,752	$5,000,001

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

UNAUDITED CONDENSED StatementS of Changes in STOCKHOLDERS’ Equity (DEFICIT)

For the six months ended June 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2019	—	$—	862,500	$86	$—	$(5,664,266)	$(5,664,180)

Conversion of note payable - Sponsor and advances from Sponsor into Class A common stock	521,142	52	—	—	5,211,365	—	5,211,417

Settlement of final distribution to Class A Stockholders	—	—	—	—	100,351	—	100,351

Issuance of Class A shares to Sponsor	2,500	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	—	(79,932)	(79,932)
Balance as of June 30, 2020	523,642	$52	862,500	$86	$5,336,716	$(5,744,198)	$(407,344)

For the six months ended June 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2018	1,453,430	$145	8,625,000	$863	$3,600,071	$1,398,924	$5,000,003

Change in Class A common stock subject to possible redemption	(50,483)	(5)	—	—	(504,825)	—	(504,830)

Net income	—	—	—	—	—	504,828	504,828
Balance as of June 30, 2019	1,402,947	$140	8,625,000	$863	$3,095,246	$1,903,752	$5,000,001

See accompanying notes to unaudited condensed interim financial statements

Sentinel Energy Services Inc.

UNAUDITED CONDENSED StatementS of Cash Flows

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(79,932)	$504,828
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	—	(4,518,694)
Changes in operating assets and liabilities:
Prepaid expenses	37,397	17,500
Accounts payable and accrued expenses	(1,802,852)	3,197,171
Accrued income and franchise taxes	(262,413)	98,032
Net Cash Used In Operating Activities	(2,107,800)	(701,163)

Cash Flows From Investing Activities:
Investment income released from Trust Account to pay taxes	—	169,709
Net Cash Provided By Investing Activities	—	169,709

Cash Flows From Financing Activities:
Proceeds from promissory note payable - Sponsor	—	999,640
Proceeds from advances - Sponsor	1,832,134	—
Proceeds from issuance of Class A common stock - Sponsor	25,000	—
Payment to shareholders for the redemption of Class A shares	(1,152,035)	—
Net Cash Provided By Financing Activities	705,099	999,640

Net increase (decrease) in cash and cash segregated for final distribution to Class A stockholders	(1,402,701)	468,186

Cash and cash segregated for final distribution to Class A stockholders at beginning of period	1,413,672	145,699

Cash and cash segregated for final distribution to Class A stockholders at end of period	$10,971	$613,885

Supplemental cash flow information:
Cash paid for income taxes	$259,284	$—

Supplemental disclosure of non-cash financing activities:

Change in value of common stock subject to possible redemption	$—	$504,830
Conversion of note payable - Sponsor and advances from Sponsor into shares of common stock	$5,211,417	$—
Settlement of final distributions to Class A stockholders	$100,351	$—

See accompanying notes to unaudited condensed interim financial statements

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED interim FINANCIAL STATEMENTS

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

The registration statement for the Company’s Public Offering (defined below, for more information see Note 3) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 2, 2017.

At June 30, 2020, the Company had not yet commenced operations. All activity through June 30, 2020 relates to the Company’s formation and initial public offering (the “Public Offering”) described below, and since the closing of the Public Offering, a search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike Capital, LLC (“Strike”) (as described in Note 5). The Company has not generated any operating revenues since inception. The Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering until November 2019.

The Company intended to finance its initial business combination with proceeds from the Public Offering and sale of the Private Placement Warrants (defined in Note 3), the Company’s capital stock, debt or a combination of the foregoing. Upon the closings of the Public Offering and the sale of the Private Placement Warrants, approximately $345,000,000 was placed in a trust account (the “Trust Account”) (discussed below). The Company was not able to consummate a business combination prior to the November 7, 2019 deadline under the Company’s certificate of incorporation (the “Charter”). As a result, the Company commenced the liquidation of the Trust Account and returned the funds held therein to its public stockholders by redeeming 100% of the Company’s shares of Class A common stock included in the Units (as defined in Note 3) sold in the Public Offering (the “Public Shares”) in accordance with the Charter, which completely extinguished the public stockholders’ rights in the Company. In connection with the redemption of the Public Shares, each stockholder received approximately $10.30 per share on November 18, 2019. The Company withheld approximately $1,300,000 from the distribution. In April 2020, the Company paid the income tax liability for the year ended December 31, 2019 of $259,284 and distributed the remaining $1,152,035 to its public shareholders on May 4, 2020 (see Note 7) for a distribution of approximately $0.04 per share.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED interim FINANCIAL STATEMENTS

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

In accordance with the terms of the Investment Management Trust Agreement entered into by the Company in connection with the Public Offering, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in the Trust Account were to be released until the earlier of: (i) the completion of an initial business combination; (ii) the redemption of any Public Shares that have been properly tendered in connection with a stockholder vote to amend the Charter to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete an initial business combination by November 7, 2019; and (iii) the redemption of 100% of the Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete an initial business combination by November 7, 2019 (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. The Company was unable to complete an initial business combination by the November 7, 2019 deadline under its Charter and so it commenced the liquidation of the assets in the Trust Account on November 8, 2019.

Initial Business Combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering were intended to be generally applied toward consummating an initial business combination.

The Charter and the prospectus that the Company filed in connection with the Public Offering provided that the Company had 24 months after the closing of its Public Offering, or until November 7, 2019, to complete a business combination. During the period since the Company’s Public Offering, the Company diligently searched for a business to combine with in a transaction that would generate value for the Company’s stockholders; however, over the same period, the energy sector experienced significant headwinds, which increased the challenges faced by the Company in sourcing a compelling target business. Despite the Company’s best efforts, it was not able to consummate a business combination prior to the November 7, 2019 deadline under its Charter. As a result, the Company commenced the liquidation of the Trust Account and returned the funds held therein to its public stockholders by redeeming 100% of the Company’s Public Shares in accordance with the Charter, which extinguished the public stockholders’ rights in the Company.

Liquidation

As discussed above, the Company was not able to consummate a business combination prior to the November 7, 2019 deadline under its Charter. As a result, the Company commenced the liquidation of the Trust Account and returned the funds held therein of approximately $355.5 million to its public stockholders by redeeming 100% of the Company’s shares of Class A common stock included in the Units sold in the Public Offering in accordance with the Charter. In connection with the redemption of the Public Shares, each stockholder received approximately $10.30 per share on November 18, 2019.

Upon closing of the closing of the Public Offering, the Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters with an additional fee (the “Deferred Discount”) of 3.5% ($12,075,000) of the gross offering proceeds payable upon the Company’s completion of an initial business combination. In accordance with the terms of the underwriting agreement entered into in connection with the Public Offering, the underwriters forfeited any rights or claims to the Deferred Discount because the Company was unable to consummate an initial business combination by the November 7, 2019 deadline under its Charter.

The Company withheld approximately $1,300,000 from the distribution in order to pay the income tax liability for the year ended December 31, 2019, after which the Company would distribute the remaining proceeds to the public stockholders. In April 2020, the Company paid the income tax liability for the year ended December 31, 2020 of $259,284 and distributed the remaining $1,152,035 to its public stockholders for a distribution of approximately $0.04 per share.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED interim FINANCIAL STATEMENTS

During the liquidation period, the Company and the holders of its Public Warrants (defined in Note 3) executed an amendment to the Warrant Agreement, dated as of November 2, 2017, between the Company and Continental Stock Transfer & Trust Company, to automatically convert each of the Company’s 11,500,000 outstanding Public Warrants into the right to receive $0.02 per whole Public Warrant, payable in cash. In December 2019, the Company paid $225,990 to its warrant holders in relation to the automatic redemption of the warrants.

Mandatory Liquidation, Going Concern and Liquidity

The Company was unable to complete an initial business combination by the November 7, 2019 deadline in its Charter. The Company (i) ceased all operations except for the purpose of winding up; (ii) redeemed the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes of approximately $10.30 per share (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption extinguished public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s officers and directors have entered into letter agreements with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company failed to complete the initial business combination by November 7, 2019. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquired shares of Class A common stock in or after the Public Offering, they were entitled to liquidating distributions from the Trust Account with respect to such shares if the Company failed to complete the initial business combination within the prescribed time period.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that it has access to funds from Sponsor that alleviate going concern. As of June 30, 2020, the Company had a working capital deficit of approximately $407,000, current liabilities of approximately $418,000 and had cash of approximately $11,000.

During the first quarter of 2020, the Sponsor funded the Company approximately $1,830,000 in order for the Company to pay down its obligations. During the six months ended June 30, 2020, the Sponsor converted the $5,211,417 of the outstanding convertible note and advances into 521,142 shares of Class A Common Stock of the Company and paid $25,000 to the Company on May 15, 2020 in exchange for the issuance of 2,500 shares of Class A Common Stock to the Sponsor. In addition, the Sponsor intends to financially support the Company sufficiently for the Company to satisfy its working capital needs through one year from the date of the issuance of the financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2020 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 16, 2020.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED interim FINANCIAL STATEMENTS

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is (i) not an emerging growth company or (ii) an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the federal depository insurance coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED interim FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to the shares of common stock by the weighted average number of shares outstanding for the period. As of June 30, 2019, the Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 17,433,333 shares of Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the Treasury Stock method. As a result, diluted net income (loss) per share of common stock is the same as basic net income per share of common stock as of June 30, 2019.

The Company’s statements of operations include a presentation of income (loss) per share for Class A common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $2,624,311, net of applicable income and franchise taxes of $0 and $49,265, respectively, by the weighted average number of shares of Class A common stock outstanding for the three months ended June 30, 2019. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $4,518,694, net of applicable income and franchise taxes of $0 and $98,630, respectively, by the weighted average number of shares of Class A common stock outstanding for the six months ended June 30, 2019. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock of $2,624,311, by the weighted average number of shares of Class B common stock outstanding for the three months ended June 30, 2019. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock of $4,013,866, by the weighted average number of shares of Class B common stock outstanding for the six months ended June 30, 2019.

As a result of the redemption of Public Shares in November 2019, for the three and six months ended June 30, 2020, the Class A shares have no specific redemption rights. As a result, net loss per common share is calculated by dividing the net loss of $33,759 and $79,932, respectively, by the weighted average number of Class A and Class B shares outstanding for the period.

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

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED interim FINANCIAL STATEMENTS

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

Each Unit consisted of one share of Class A common stock, $0.0001 par value, and one-third of one warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitled the holder to purchase one share of Class A common stock at a price of $11.50 per share. No fractional shares would be issued upon separation of the Units and only whole Public Warrants would trade. Each Public Warrant would become exercisable on the later of 30 days after the completion of the Company’s initial business combination or 12 months from the closing of the Public Offering and would expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation. Once the Public Warrants became exercisable, the Company would be permitted to redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equaled or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Public Warrant holders.

During the liquidation period the Company and the holders of its Public Warrants executed an amendment to the Warrant Agreement, dated as of November 2, 2017, between the Company and Continental Stock Transfer & Trust Company, to automatically convert each of the Company’s 11,500,000 outstanding Public Warrants into the right to receive $0.02 per whole Public Warrant, payable in cash. In December 2019, the Company paid $225,990 to its warrant holders in relation to the automatic redemption of the warrants.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED interim FINANCIAL STATEMENTS

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED interim FINANCIAL STATEMENTS

An initial business combination was not completed by November 7, 2019, and therefore, the proceeds from the sale of the Private Placement Warrants held in the Trust Account were used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants expired worthless. The Private Placement Warrants were non-redeemable and exercisable on a cashless basis so long as they were held by the Sponsor or its permitted transferees.

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

Advances from Related Parties

During the three months ended June 30, 2020 and 2019, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $6,036 and $21,971, respectively. During the six months ended June 30, 2020 and 2019, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $6,036 and $28,598, respectively.

During the six months ended June 30, 2020, the Sponsor also advanced $1,832,134 to fund ongoing operations of the Company. These advances were due on demand and were non-interest bearing. During the six months ended June 30, 2020, the Sponsor converted the $4,211,777 outstanding into 421,177 shares of Class A Common Stock of the Company at a conversion price of $10.00 per share. As of June 30, 2020 and December 31, 2019, the outstanding balance on the advances was $0 and $2,379,643, respectively.

Promissory Note Payable - Sponsor

On March 1, 2019, the Company issued a convertible promissory note in the amount of up to $1,500,000 with the Sponsor to fund the Company’s ongoing expenses. The convertible promissory note does not bear interest and all unpaid principal was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company. The Sponsor had the option to convert any amounts outstanding under the convertible promissory note into warrants of the post-business combination entity to purchase shares, at a conversion price of $1.50 per warrant. On March 31, 2020, the Sponsor converted the $999,640 outstanding into 99,964 shares of Class A Common Stock of the Company at a conversion price of $10.00 per share. As of June 30, 2020 and December 31, 2019, the outstanding balance on convertible promissory note was $0 and $999,640, respectively.

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

The Company incurred $0 and $8,825 for such expenses under the administrative service agreement for the three months ended June 30, 2020 and 2019, respectively. The Company incurred $0 and $10,450 for such expenses under the administrative service agreement for the six months ended June 30, 2020 and 2019, respectively.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED interim FINANCIAL STATEMENTS

Option Agreement

On November 2, 2017, the Company entered into an option agreement (“Option Agreement”) pursuant to which CSL Energy Opportunities Fund III, L.P. and CSL Energy Holdings III Corp, LLC (“Option Holders”) agreed to purchase an aggregate of up to 10,000,000 units, consisting of one share of Class A common stock (the “Co-Investment Shares”) and one-third of one warrant to purchase one share of Class A common stock (the “Co-Investment Warrants,” and together with the Co-Investment Shares, the “Co-Investment Securities”), for $10.00 per unit, or an aggregate maximum amount of $100,000,000, immediately prior to the closing of the Company’s initial business combination.

The Co-Investment Warrants will have the same terms as the Private Placement Warrants so long as they are held by the Option Holders or their permitted transferees, and the Co-Investment Shares will be identical to the shares of Class A common stock included in the Units, except that the Co-Investment Shares will be subject to transfer restrictions and certain registration rights, as described herein. Any Co-Investment Warrant held by a holder other than an Option Holder or a permitted transferee will have the same terms as the Public Warrants.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED interim FINANCIAL STATEMENTS

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

At June 30, 2020 and December 31, 2019, there were 523,642 and nil shares of Class A common stock issued and outstanding and 862,500 and 862,500 shares of Class B common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our inability to complete our initial business combination;
●	the lack of a market for our securities;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” in this Report may not be exhaustive.

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

At June 30, 2020, we held cash of $10,971 and current liabilities of $418,315.

Results of Operations

We have not generated any operating revenues to date, and we will not be generating any operating revenues. Our entire activity up to June 30, 2020 was related to our company’s formation, the Public Offering, and since the closing of the Public Offering, the search for a business combination candidate and the liquidation process.

For the three months ended June 30, 2020, we had a net loss of $33,759, which consisted of $33,759 of general and administrative expenses. For the three months ended June 30, 2019, we had a net loss of $534,113, which consisted of $3,158,424 of general administrative expenses, offset by $2,624,311 of investment income on the Trust Account established in connection with the Public Offering.

For the six months ended June 30, 2020, we had a net loss of $79,932, which consisted of $79,932 of general and administrative expenses. For the six months ended June 30, 2019, we had net income of $504,828, which consisted of $4,013,866 of general administrative expenses, offset by $4,518,694 of investment income on the Trust Account established in connection with the Public Offering.

Liquidity and Capital Resources

We presently have no revenue; our net income (loss) was $(79,932) and $504,828 for the six months ended June 30, 2020 and 2019, respectively, and consists primarily of professional fees and, for 2019, costs related to our search for a business combination. For the six months ended June 30, 2020, our liquidity needs were satisfied through funding from our Sponsor.

On March 1, 2019, we issued a convertible promissory note (the “Convertible Promissory Note”) in the amount of up to $1,500,000 to our Sponsor to fund our ongoing expenses, which is convertible into warrants of the post-business combination entity to purchase shares, at a price of $1.50 per warrant at the option of the lender. Such warrants are identical to the Private Placement Warrants. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. As of June 30, 2020, we have drawn $999,640 on the Convertible Promissory Note.

During the six months ended June 30, 2020, our Sponsor converted (i) $999,640 under the Convertible Promissory Note, (ii) $2,379,643 in additional expenses paid on our behalf, and (iii) $1,832,134 previously advanced to us by our Sponsor into shares of Class A Common Stock at $10.00 per share. As a result of these conversions totaling $5,211,417 pursuant to the terms of a Conversion Agreement (the “Conversion Agreement”), entered into effective as of March 31, 2020, by and between the Company and our Sponsor, together with the $25,000 payment by the Sponsor to the Company on May 15, 2020 in exchange for the issuance of 2,500 shares of Class A Common Stock to the Sponsor, there are currently 523,642 shares of Class A Common Stock outstanding as of June 30, 2020. The foregoing description of the Conversion Agreement does not purport to be complete and is qualified in its entirety by reference to the Conversion Agreement, which was filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

Mandatory Liquidation, Going Concern and Liquidity

In accordance with the terms of our Charter, because we were unable to complete an initial business combination prior to the November 7, 2019 deadline, we (i) ceased all operations except for the purpose of winding up; (ii) redeemed the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption extinguished public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor and our officers and directors have entered into letter agreements with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we failed to complete the initial business combination by November 7, 2019. However, if our Sponsor or any of our directors, officers or affiliates acquired shares of Class A common stock in or after the Public Offering, they were entitled to liquidating distributions from the Trust Account with respect to such shares because we failed to complete the initial business combination within the prescribed time period. We were unable to complete an initial business combination by the November 7, 2019 deadline under our Charter and so we commenced the liquidation of the assets in the Trust Account on November 8, 2019.

In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we determined that we do not have sufficient liquidity to meet our future obligations; however, management has determined that it has access to funds from our Sponsor that alleviate going concern. As of June 30, 2020, we had a working capital deficit of approximately $407,000, current liabilities of approximately $418,000 and had cash of approximately $11,000.

During the six months ended June 30, 2020, our Sponsor funded us $1,832,134 in order for us to pay down our obligations and to fund ongoing operations. During the six months ended June 30, 2020, our Sponsor converted the $5,211,417 of the outstanding convertible note and advances into 521,142 shares of our Class A Common Stock and paid $25,000 to us on May 15, 2020 in exchange for the issuance of 2,500 shares of our Class A Common Stock to the Sponsor. In addition to these advances, our Sponsor intends to financially support us sufficiently for us to satisfy its working capital needs through one year from the date of the issuance of the financial statements.

Critical Accounting Policies

Advances from Related Parties

During the six months ended June 30, 2020 and 2019, our Sponsor or an affiliate of our Sponsor incurred certain administrative expenses on our behalf in the amount of $6,036 and $28,598, respectively. During the six months ended June 30, 2020, our Sponsor also advanced $1,832,134 in order for us to pay down our obligations and to fund our ongoing operations. These advances were due on demand and were non-interest bearing. During the six months ended June 30, 2020, the Sponsor converted the $4,236,777 outstanding into shares of Class A Common Stock of the Company. In addition, we have drawn $999,640 on the Convertible Promissory Note as of June 30, 2020.

During the six months ended June 30, 2020, our Sponsor converted (i) $999,640 under the Convertible Promissory Note, (ii) $2,379,643 in additional expenses paid on our behalf, and (iii) $1,832,134 previously advanced to us by our Sponsor into shares of Class A Common Stock at $10.00 per share. As a result of these conversions totaling $5,211,417, together with the $25,000 payment by the Sponsor to the Company on May 15, 2020 in exchange for the issuance of 2,500 shares of Class A Common Stock to the Sponsor, there are currently 523,642 shares of Class A Common Stock outstanding as of June 30, 2020. As of June 30, 2020 and December 31, 2019, the outstanding balance on the advances was $0 and $2,379,643, respectively.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions are applicable to us for a period of five years from the date of completion of the Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020 and December 31, 2019.

Contractual Obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2020.

The underwriters for the Public Offering were entitled to deferred underwriting commissions of $12,075,000. The deferred underwriting commissions would have become payable to the underwriters from the amounts held in the Trust Account solely in the event that we completed an initial business combination, subject to the terms of the underwriting agreement. The underwriters were not entitled to any interest accrued on the deferred underwriting commissions. Because we were unable to consummate an initial business combination by the November 7, 2019 deadline under our Charter, the underwriters forfeited any right or claim to the deferred underwriting commission.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information.

None.

PART II – OTHER INFORMATION

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

Except as noted in the preceding paragraph, as of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities

On May 15, 2020, the Company issued 2,500 of its Class A Common Stock to the Sponsor pursuant to a private placement offering in exchange for the Sponsor’s payment of $25,000.

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2020

SENTINEL ENERGY SERVICES INC.

By:	/s/ Krishna Shivram
Krishna Shivram
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Gerald Cimador
Gerald Cimador
Chief Financial Officer
(Principal Financial and Accounting Officer)