Form 10-Q
period 2020-09-30
Sentinel Energy Services Inc.
filed 2020-11-02
CIK 1709768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of November 2, 2020, 543,411 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and 862,500 shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”) were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SENTINEL ENERGY SERVICES INC.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$6,169	$161,286
Cash segregated for final distribution to Class A Stockholders (See Note 1)	—	1,252,386
Prepaid expenses	59,028	37,397
Total assets	$65,197	$1,451,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$290,661	$2,221,167
Accrued income and franchise taxes	2,880	262,413
Distribution to Class A Stockholders (See Note 1)	—	1,252,386
Promissory note payable - Sponsor	—	999,640
Advances from Sponsor	—	2,379,643
Total liabilities	293,541	7,115,249

Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 543,411 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	54	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 862,500 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	86	86
Additional paid-in capital	5,534,401	—
Accumulated deficit	(5,762,885)	(5,664,266)
Total stockholders’ deficit	(228,344)	(5,664,180)
Total liabilities and stockholders’ deficit	$65,197	$1,451,069

See accompanying notes to unaudited condensed interim financial statements

SENTINEL ENERGY SERVICES INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019		2020	2019
REVENUE	$—	$—		$—	$—

EXPENSES
General and administrative	18,687	(780,573	)(1)	98,619	3,233,293	(1)
TOTAL EXPENSES	18,687	(780,573)		98,619	3,233,293

OTHER INCOME
Investment income from Trust Account	—	1,756,104		—	6,274,798
TOTAL OTHER INCOME	—	1,756,104		—	6,274,798

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(18,687)	2,536,677		(98,619)	3,041,505

Income tax provision	—	104,197		—	104,197

Net (loss) income attributable to common stock	$(18,687)	$2,432,480		$(98,619)	$2,937,308

Weighted average number of common stock outstanding, basic and diluted (2)	1,397,873			1,217,281
Basic and diluted net loss per common stock	$(0.01)			$(0.07)

Two Class Method:

Weighted average number of Class A common stock outstanding, basic and diluted		34,500,000			34,500,000
Basic and diluted net income per Class A common stock		$0.05			$0.18

Weighted average number of Class B common stock outstanding, basic and diluted		8,625,000			8,625,000
Basic and diluted net income (loss) per Class B common stock		$0.09			$(0.37)

[1]	See Note 5.
[2]	For the three and nine months ended September 30, 2020, the Class A and Class B common stock participate in losses equally and thus are included together herein.

See accompanying notes to unaudited condensed interim financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Changes in STOCKHOLDERS’ Equity (DEFICIT)

For the three months ended September 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2020	523,642	$52	862,500	$86	$5,336,716	$(5,744,198)	$(407,344)

Issuance of Class A shares to Sponsor	19,769	2	—	—	197,685	—	197,687

Net loss	—	—	—	—	—	(18,687)	(18,687)
Balance as of September 30, 2020	543,411	$54	862,500	$86	$5,534,401	$(5,762,885)	$(228,344)

For the three months ended September 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of June 30, 2019	1,402,947	$140	8,625,000	$863	$3,095,246	$1,903,752	$5,000,001

Change in Class A common stock subject to possible redemption	(243,248)	(24)	-	-	(2,432,456)	-	(2,432,480)

Net income	-	-	-	-	-	2,432,480	2,432,480
Balance as of September 30, 2019	1,159,699	$116	8,625,000	$863	$662,790	$4,336,232	$5,000,001

See accompanying notes to unaudited condensed interim financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Changes in STOCKHOLDERS’ Equity (DEFICIT)

For the nine months ended September 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	—	$—	862,500	$86	$—	$(5,664,266)	$(5,664,180)

Conversion of promissory note payable - Sponsor and advances from Sponsor into Class A common stock	521,142	52	—	—	5,211,365	—	5,211,417

Settlement of final distribution to Class A Stockholders	—	—	—	—	100,351	—	100,351

Issuance of Class A shares to Sponsor	22,269	2	—	—	222,685	—	222,687

Net loss	—	—	—	—	—	(98,619)	(98,619)
Balance as of September 30, 2020	543,411	$54	862,500	$86	$5,534,401	$(5,762,885)	$(228,344)

For the nine months ended September 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2018	1,453,430	$145	8,625,000	$863	$3,600,071	$1,398,924	$5,000,003

Change in Class A common stock subject to possible redemption	(293,731)	(29)	-	-	(2,937,281)	-	(2,937,310)

Net income	-	-	-	-	-	2,937,308	2,937,308
Balance as of September 30, 2019	1,159,699	$116	8,625,000	$863	$662,790	$4,336,232	$5,000,001

See accompanying notes to unaudited condensed interim financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Cash Flows

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(98,619)	$2,937,308
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment income from Trust Account	—	(6,274,798)
Changes in operating assets and liabilities:
Prepaid expenses	(21,631)	63,750
Accounts payable and accrued expenses	(1,930,506)	1,894,905
Accrued income and franchise taxes	(259,533)	243,800
Net Cash Used In Operating Activities	(2,310,289)	(1,135,035)

Cash Flows From Investing Activities:
Investment income released from Trust Account to pay taxes	—	169,709
Net Cash Provided By Investing Activities	—	169,709

Cash Flows From Financing Activities:
Proceeds from promissory note payable - Sponsor	—	999,640
Proceeds from advances - Sponsor	1,832,134	—
Proceeds from issuance of Class A common stock - Sponsor	222,687	—
Payment to stockholders for the redemption of Class A shares	(1,152,035)	—
Net Cash Provided By Financing Activities	902,786	999,640

Net increase (decrease) in cash and cash segregated for final distribution to Class A stockholders	(1,407,503)	34,314

Cash and cash segregated for final distribution to Class A stockholders at beginning of period	1,413,672	145,699

Cash and cash segregated for final distribution to Class A stockholders at end of period	$6,169	$180,013

Supplemental cash flow information:
Cash paid for income taxes	$259,284	$—

Supplemental disclosure of non-cash financing activities:
Change in value of common stock subject to possible redemption	$—	$2,937,310
Conversion of promissory note payable - Sponsor and advances from Sponsor into shares of common stock	$5,211,417	$—
Settlement of final distributions to Class A stockholders	$100,351	$—

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

At September 30, 2020, the Company had not yet commenced operations. All activity through September 30, 2020 relates to the Company’s formation and initial public offering (the “Public Offering”) described below, and since the closing of the Public Offering, a search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike Capital, LLC (“Strike”) (as described in Note 5). The Company has not generated any operating revenues since inception. The Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering until November 2019.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

The Sponsor and the Company’s officers and directors entered into letter agreements with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company failed to complete the initial business combination by November 7, 2019. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquired shares of Class A common stock in or after the Public Offering, they were entitled to liquidating distributions from the Trust Account with respect to such shares if the Company failed to complete the initial business combination within the prescribed time period.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that it has access to funds from Sponsor that alleviate going concern. As of September 30, 2020, the Company had a working capital deficit of approximately $228,000, current liabilities of approximately $294,000 and had cash of approximately $6,200.

During the first quarter of 2020, the Sponsor funded the Company approximately $1,830,000 in order for the Company to pay down its obligations. During the first two quarters of 2020, the Sponsor converted the $5,211,417 of the outstanding convertible note and previous advances into 521,142 shares of Class A Common Stock of the Company. On May 15, 2020, the Sponsor paid $25,000 to the Company in exchange for the issuance of 2,500 shares of Class A Common Stock to the Sponsor. On August 7, 2020, the Sponsor subsequently paid a $197,687 capital contribution to the Company in exchange for the issuance of 19,769 shares of Class A Common Stock to the Sponsor. In addition, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs through one year from the date of the issuance of the financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2020 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the federal depository insurance coverage of $250,000. At September 30, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to the shares of common stock by the weighted average number of shares outstanding for the period. As of September 30, 2019, the Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 17,433,333 shares of Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the Treasury Stock method. As a result, diluted net income (loss) per share of common stock is the same as basic net income per share of common stock as of September 30, 2019.

The Company’s statements of operations include a presentation of income (loss) per share for Class A common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $1,756,104, net of applicable income and franchise taxes of $0 and $50,411, respectively, by the weighted average number of shares of Class A common stock outstanding for the three months ended September 30, 2019. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $6,274,798, net of applicable income and franchise taxes of $0 and $149,041, respectively, by the weighted average number of shares of Class A common stock outstanding for the nine months ended September 30, 2019. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock of $1,756,104, by the weighted average number of shares of Class B common stock outstanding for the three months ended September 30, 2019. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock of $6,274,798, by the weighted average number of shares of Class B common stock outstanding for the nine months ended September 30, 2019.

As a result of the redemption of Public Shares in November 2019, for the three and nine months ended September 30, 2020, the Class A shares have no specific redemption rights. As a result, net loss per common share is calculated by dividing the net loss of $18,687 and $98,619, respectively, by the weighted average number of Class A and Class B shares outstanding for the period.

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

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

During the three months ended September 30, 2020 and 2019, the Company recorded income tax expense of approximately $0 and $104,000, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded income tax expense of approximately $0 and $104,000, respectively.

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

Simultaneously with the closing of the Public Offering on November 7, 2017, Sentinel Management Holdings, LLC (the “Sponsor”) purchased an aggregate of 5,333,333 private placement warrants at a price of $1.50 per whole warrant (approximately $8,000,000 in the aggregate) in a private placement (the “Private Placement Warrants”). Simultaneously with the closing of the overallotment, the Company consummated the private placement of an additional 600,000 Private Placement Warrants to the Sponsor, generating gross proceeds of approximately $900,000.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Advances from Related Parties

During the three months ended September 30, 2020 and 2019, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $495 and $15,858, respectively. During the nine months ended September 30, 2020 and 2019, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $6,531 and $44,183, respectively. As of September 30, 2020 and December 31, 2019, the outstanding balance on the expenses paid on the Company’s behalf was $6,531 and $6,346, respectively.

During the first quarter of 2020, the Sponsor advanced $1,832,134 to fund ongoing operations of the Company. These advances were due on demand and were non-interest bearing. During that same time period, the Sponsor converted the $4,211,777 outstanding into 421,177 shares of Class A Common Stock of the Company at a conversion price of $10.00 per share. The Sponsor has made no subsequent advances. As of September 30, 2020 and December 31, 2019, the outstanding balance on the advances was $0 and $2,379,643, respectively.

Promissory Note Payable - Sponsor

On March 1, 2019, the Company issued a convertible promissory note (the “Convertible Promissory Note”) in the amount of up to $1,500,000 with the Sponsor to fund the Company’s ongoing expenses. The Convertible Promissory Note does not bear interest and all unpaid principal was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company. The Sponsor had the option to convert any amounts outstanding under the Convertible Promissory Note into warrants of the post-business combination entity to purchase shares, at a conversion price of $1.50 per warrant. On March 31, 2020, the Sponsor converted the $999,640 outstanding into 99,964 shares of Class A Common Stock of the Company at a conversion price of $10.00 per share. As of September 30, 2020 and December 31, 2019, the outstanding balance on Convertible Promissory Note was $0 and $999,640, respectively.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

The Company incurred $0 and $7,139 for such expenses under the administrative service agreement for the three months ended September 30, 2020 and 2019, respectively. The Company incurred $0 and $17,589 for such expenses under the administrative service agreement for the nine months ended September 30, 2020 and 2019, respectively.

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

5.	Termination of Proposed Business Combinations

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Of the approximate $5.7 million in costs related to the various business combination candidates, the Company negotiated with certain vendors to reduce the amounts due. Accordingly, the Company recorded a reduction in accrued expenses of $950,000 and reversed approximately $950,000 of general and administrative expenses during the three and nine months ended September 30, 2019. For the year ended December 31, 2019, the Company recorded a reduction in accrued expenses of $1.9 million and reversed approximately $1.9 million of general and administrative expenses.

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

At September 30, 2020 and December 31, 2019, there were 543,411 and nil shares of Class A common stock issued and outstanding, respectively, and 862,500 and 862,500 shares of Class B common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

At September 30, 2020, we held cash of $6,169 and had current liabilities of $293,541.

Results of Operations

We have not generated any operating revenues to date, and we will not be generating any operating revenues. Our entire activity up to September 30, 2020 was related to our company’s formation, the Public Offering, and since the closing of the Public Offering, the search for a business combination candidate and the liquidation process.

For the three months ended September 30, 2020, we had a net loss of $18,687, which consisted of $18,687 of general and administrative expenses. For the three months ended September 30, 2019, we had net income of $2,432,480, which consisted of $1,756,104 of investment income on the Trust Account, offset by $780,573 of general and administrative expenses. During the three months ended September 30, 2019, general and administrative expenses include an adjustment for legal fees of approximately $950,000 related to the termination of the Transaction Agreement with Strike.

For the nine months ended September 30, 2020, we had a net loss of $98,619, which consisted of $98,619 of general and administrative expenses. For the nine months ended September 30, 2019, we had net income of $2,937,308, which consisted of $6,274,798 of investment income on the Trust Account established in connection with the Public Offering, offset by $3,233,293 of general and administrative expenses.

Liquidity and Capital Resources

We presently have no revenue; our net income (loss) was $(98,619) and $2,937,308 for the nine months ended September 30, 2020 and 2019, respectively, and consists primarily of professional fees and, for 2019, costs related to our search for a business combination. For the nine months ended September 30, 2020, our liquidity needs were satisfied through funding from our Sponsor.

On March 1, 2019, we issued the Convertible Promissory Note in the amount of up to $1,500,000 to our Sponsor to fund our ongoing expenses, which is convertible into warrants of the post-business combination entity to purchase shares, at a price of $1.50 per warrant at the option of the lender. Such warrants are identical to the Private Placement Warrants. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor. As of September 30, 2020, we have drawn $999,640 on the Convertible Promissory Note.

During the first two quarters of 2020, our Sponsor converted (i) $999,640 under the Convertible Promissory Note, (ii) $2,379,643 previously advanced to us by our Sponsor prior to 2020, and (iii) $1,832,134 advanced to us by our Sponsor in 2020 into shares of Class A Common Stock at $10.00 per share. These conversions totaled $5,211,417 and were made pursuant to the terms of the Conversion Agreement.

As a result of these conversions, together with the total $222,687 capital contribution paid by the Sponsor to us during the nine months ended September 30, 2020 in exchange for the issuance of 22,269 shares of Class A Common Stock to the Sponsor, there are currently 543,411 shares of Class A Common Stock outstanding as of September 30, 2020.

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

Our Sponsor and our officers and directors entered into letter agreements with us, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we failed to complete the initial business combination by November 7, 2019. However, if our Sponsor or any of our directors, officers or affiliates acquired shares of Class A common stock in or after the Public Offering, they were entitled to liquidating distributions from the Trust Account with respect to such shares because we failed to complete the initial business combination within the prescribed time period. We were unable to complete an initial business combination by the November 7, 2019 deadline under our Charter and so we commenced the liquidation of the assets in the Trust Account on November 8, 2019.

In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we determined that we do not have sufficient liquidity to meet our future obligations; however, management has determined that it has access to funds from our Sponsor that alleviate going concern. As of September 30, 2020, we had a working capital deficit of approximately $228,000, current liabilities of approximately $294,000 and cash of approximately $6,200.

During the first quarter of 2020, our Sponsor funded us approximately $1,830,000 in order us to pay down our obligations. During the first two quarters of 2020, the Sponsor converted the $5,211,417 of the outstanding convertible note and previous advances into 521,142 shares of our Class A Common Stock. On May 15, 2020, the Sponsor paid $25,000 to us in exchange for the issuance of 2,500 shares of Class A Common Stock to the Sponsor. On August 7, 2020, the Sponsor subsequently paid a $197,687 capital contribution to us in exchange for the issuance of 19,769 shares of Class A Common Stock to the Sponsor. In addition, the Sponsor intends to financially support us sufficient for us to satisfy our working capital needs through one year from the date of the issuance of the financial statements.

Critical Accounting Policies

Advances from Related Parties

During the three months ended September 30, 2020 and 2019, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of us in the amount of $495 and $15,858, respectively. During the nine months ended September 30, 2020 and 2019, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of us in the amount of $6,531 and $44,183, respectively. As of September 30, 2020 and December 31, 2019, the outstanding balance on the expenses paid on our behalf was $6,531 and $6,346, respectively.

During the first quarter of 2020, the Sponsor advanced $1,832,134 to fund our ongoing operations. These advances were due on demand and were non-interest bearing. During that same time period, the Sponsor converted the $4,211,777 outstanding into 421,177 shares of our Class A Common Stock at a conversion price of $10.00 per share. The Sponsor has made no subsequent advances. As of September 30, 2020 and December 31, 2019, the outstanding balance on the advances was $0 and $2,379,643, respectively.

During the first two quarters of 2020, our Sponsor converted (i) $999,640 under the Convertible Promissory Note, (ii) $2,379,643 previously advanced to us by our Sponsor prior to 2020, and (iii) $1,832,134 advanced to us by our Sponsor in 2020 into shares of Class A Common Stock at $10.00 per share. These conversions totaled $5,211,417 and were made pursuant to the terms of the Conversion Agreement.

As a result of these conversions, together with the total $222,687 capital contribution paid by the Sponsor to us during the nine months ended September 30, 2020 in exchange for the issuance of 22,269 shares of Class A Common Stock to the Sponsor, there are currently 543,411 shares of Class A Common Stock outstanding as of September 30, 2020.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020 and December 31, 2019.

Contractual Obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2020.

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

Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified no reportable subsequent events.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information.

None.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities

On August 7, 2020, the Company issued 19,769 of its Class A Common Stock to the Sponsor pursuant to a private placement offering in exchange for the Sponsor’s payment of a $197,687 capital contribution.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

November 2, 2020

SENTINEL ENERGY SERVICES INC.

By:	/s/ Krishna Shivram
Krishna Shivram
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Gerald Cimador
Gerald Cimador
Chief Financial Officer
(Principal Financial and Accounting Officer)