Form 10-K
period 2020-12-31
Sentinel Energy Services Inc.
filed 2021-03-31
CIK 1709768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the last sale price was approximately $562,500.

As of March 31, 2021, 550,911 shares of Class A common stock, par value $0.0001 per share and 862,500 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“we,” “us,” “company,” “Sentinel,” “Company” or “our company” are to Sentinel Energy Services Inc.;

●	“common stock” are to our Class A common stock and Class B common stock, collectively;

●	“CSL” are to CSL Capital Management, L.P., an SEC-registered private equity firm headquartered in Houston, Texas;

●	“DGCL” are to the General Corporation Law of the State of Delaware as the same may be amended from time to time;

●	“Domestication” are to the Company’s change of jurisdiction from the Cayman Islands to the State of Delaware on December 28, 2018;

●	“Founder Shares” are to our Class B common stock, 862,500 of which are currently outstanding;

●	“management” or our “management team” are to our executive officers and directors;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of the Public Offering;

●	“Public Offering” are the the Company’s initial public offering;

●	“Public Shares” are to our shares of Class A common stock, par value $0.0001, initially sold as part of the Units in the Public Offering. As a result of the Domestication, each of our issued and outstanding Class A ordinary shares automatically converted by operation of law into one share of Class A common stock of the Company;

●	“public stockholders” are to the holders of the Public Shares;

●	“Public Warrants” are to warrants exercising to purchase one share of Class A Common stock, one third one such Public Warrant which was included in each Unit sold as part of the Public Offering;

●	“Units” are to those units of the Company sold in the Public Offering which consisted of (A) one Public Share and (B) one-third of one Public Warrant; and

●	“Sponsor” are to Sentinel Management Holdings, LLC, a Delaware limited liability company;

ii

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “look,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our inability to complete our initial business combination;

●	the lack of a market for our securities;

●	the Trust Account (defined below) not being subject to claims of third parties; or

●	our financial performance.

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

iii

PART I

Item 1. Business

Introduction

Sentinel Energy Services Inc. (the “Company”) was formed as a blank check company for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company is also a “smaller reporting company” as defined in the Exchange Act.

The Company was incorporated on June 5, 2017 in the Cayman Islands. On December 28, 2018, the Company changed its jurisdiction of incorporation (the “Domestication”) from the Cayman Islands (“Sentinel Cayman”) to the State of Delaware (“Sentinel Delaware”) and continued to be named Sentinel Energy Services Inc. As a result of the Domestication, the securities of Sentinel Cayman converted into securities of Sentinel Delaware, such that Sentinel Cayman’s issued and outstanding Class A ordinary shares (the “Class A ordinary shares”) and Class B ordinary shares (the “Class B ordinary shares”) automatically converted by operation of law into one share of Class A common stock (“Class A common stock”) and Class B common stock (“Class B common stock”), of Sentinel Delaware, respectively. Similarly, each of Sentinel Cayman’s outstanding units and warrants, automatically converted by operation of law, on a one-for-one basis, into Units (defined below) of Sentinel Delaware and warrants, including the Private Placement Warrants and Public Warrants (each as defined below) to acquire the corresponding number of shares of Class A common stock, respectively. All references to the Company’s capital stock both before and after the Domestication are referred to as shares of “common stock” in this filing.

As of December 31, 2020, the Company has not yet commenced operations. All activity through December 31, 2020 related to (1) the Company’s formation and issuance of the Founder Shares in June 2017, (2) the Public Offering and sale of Private Placement Warrants (each as defined below) which closed in November 2017, (3) the subsequent search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike Capital, LLC (“Strike”) and (4) liquidation activities following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company’s certificate of incorporation (the “Charter”). The Company has not generated any operating revenues since inception. The Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and sale of Private Placement Warrants until November 2019.

Our management team is led by Andrew Gould, our Chairman, who has more than 42 years’ experience in global energy and related business, and Gerald Cimador, our Chief Financial Officer, who has extensive financial and accounting experience in account and private investment management firms. To date, our efforts have been limited to organizational activities as well as activities related to the Public Offering and sale of Private Placement Warrants, the identification and evaluation of prospective acquisition targets for a business combination, and subsequent liquidation activities.

Offerings and Liquidation

The Company intended to finance its initial business combination with proceeds from Company’s initial public offering (the “Public Offering”) of its units (the “Units”), each of which consisted of (A) one share of the Company’s Class A common stock, par value $0.0001 per share (the “Public Shares”), and (B) one-third of one warrant exercisable to purchase one share of the Company’s Class A common stock (each whole warrant, a “Public Warrant”), and from the Company’s private placement sale of warrants exercisable to purchase one share of Company’s Class A common stock (each, a “Private Placement Warrant”) to Sentinel Management Holdings, LLC (the “Sponsor”).

The Public Offering closing occurred in November 2017 for a total of 34,500,000 Units, including Units issued in connection with the exercise of the underwriters’ overallotment option in the Public Offering, with gross proceeds of $345 million at a price of $10.00 per Unit. The sale of the Private Placement Warrants also closed in November 2017 for a total of 5,933,333 Private Placement Warrants, including an additional issuance to the Sponsor in connection with the exercise of the underwriter’s overallotment option in the Public Offering, with gross proceeds of approximately $8.9 million at a price of $1.50 per Private Placement Warrant.

Following the Public Offering and sale of the Private Placement Warrants, the Company searched for a business to combine with in a transaction that would generate value for the Company’s stockholders. However, over the same period, the energy sector experienced significant headwinds, which increased the challenges faced by the Company in sourcing a compelling target business. Despite the Company’s best efforts, it was not able to consummate a business combination prior to the November 7, 2019 deadline under its Charter. As a result and in accordance with the Charter, the Company commenced the liquidation of the trust account which had a balance of approximately $355.5 million (the “Trust Account”) following a holdback of approximately $1.35 million for Company’s income tax liability for its fiscal year ended December 31, 2019 and dissolution expenses, and returned the funds held therein to its public stockholders by redeeming all of the Public Shares included in the Units at a price of approximately $10.30 per share on November 18, 2019. The Company subsequently made a final distribution of $1,152,035, or approximately $0.03 per former Public Share, on May 4, 2020 following the Company’s payment of its income tax liability of $259,284 for the fiscal year ended December 31, 2019 and payment of settlement expenses of $100,351 in connection with the distribution. The Trust Account was subsequently closed with no balance remaining.

In addition, during the liquidation period, the Company and the holders of its Public Warrants executed an amendment to the Warrant Agreement, dated as of November 2, 2017, between the Company and Continental Stock Transfer & Trust Company, which automatically converted the Public Warrants into the right to receive $0.02 per whole Public Warrant, payable in cash. In December 2019, the Company paid $225,990 to the holders of the Public Warrants in connection with the conversion. The Sponsor forfeited the Private Placement Warrants as a result of the Company being unable to consummate a business combination prior to the deadline in its Charter.

As of December 31, 2020, there are no Units, Public Shares, Public Warrants or Private Placement Warrants outstanding. Additional shares of Class A common stock have been issued and shares of Class B Common stock remain outstanding. For more information, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions.”

Employees

We do not anticipate having any employees as we were unable to successfully consummate a business combination. We currently have two officers and may elect additional officers from time to time, including an officer to serve as our Chief Executive Officer. Our officers are not paid for their services to us and we do not expect any such payments as we were unable to successfully consummate a business combination. These individuals are not obligated to devote any specific number of hours to our matters. The amount of time that they will devote in any time period will vary.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request in writing at 700 Louisiana Street, Suite 2700, Houston, Texas 77002 or by telephone at (281) 407-0686. The Company does not have an Internet website.

Recent Events

On December 30, 2020, Krishna Shivram submitted his resignation as Chief Executive Officer of the Company, effective as of that date. Mr. Shivram remains as a member of the board of directors of the Company.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry, including consideration of the timing of the development and distribution of an effective vaccine or treatments. Management has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of this Annual Report or these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Nasdaq Capital Market (the “NASDAQ”) delisted our securities from trading on its exchange, which may limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock, warrants and units were listed on NASDAQ and were subsequently delisted. We cannot assure you that our securities will be listed on NASDAQ in the future.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. Accordingly, any indemnification provided will be able to be satisfied by us only if we have sufficient funds or we consummate an initial business combination, which we were unable to do by the deadline in our Charter. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duties. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We may file a winding up petition or a winding up petition may be filed against us that is not dismissed, and in that case a liquidator may seek to recover the proceeds we distributed from the Trust Account and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby potentially exposing the members of our board of directors and us to claims of punitive damages.

We may file a winding up petition or a winding up petition may be filed against us that is not dismissed. Any distributions received by stockholders from the Trust Account could be viewed under applicable debtor/creditor and/or insolvency laws as a “voidable preference.” As a result, a liquidator could seek to challenge the transaction and recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination, which we were unable to do by the deadline in our Charter.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we would need to ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business would need to identify and complete a business combination and thereafter operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor. We were unable to complete a business combination by the deadline in our Charter.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete an initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business. We were unable to complete a business combination by the deadline in our Charter.

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

We may not hold an annual meeting of stockholders until after the consummation of an initial business combination, which could delay the opportunity for our stockholders to elect directors. There is no requirement under the DGCL for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. We were unable to complete a business combination by the deadline in our Charter, and thus a business combination is unlikely.

The past performance of CSL, Mr. Gould, Mr. Shivram and other members of our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, CSL and its affiliates, Mr. Gould, and Mr. Shivram is presented for informational purposes only. Past performance by CSL, Mr. Gould, Mr. Shivram and other members of our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of CSL’s or, Mr. Gould’s, Mr. Shivram’s or other members of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. None of our officers or directors have had experience with blank check companies or special purpose acquisition companies in the past. Mr. Shivram resigned as Chief Executive Officer of the Company effective as of December 30, 2020, and remains a member of the board of directors of the Company. We were unable to complete a business combination by the deadline in our Charter, and thus a business combination is unlikely.

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

The holders of the Founder Shares control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

The Founder Shares entitle the holders to elect all of our directors prior to an initial business combination. We were unable to complete a business combination by the deadline in our Charter, and thus a business combination is unlikely. Holders of Class A common stock will have no right to vote on the election of directors during such time. This provision of our Charter may only be amended by a resolution passed by a majority of at least two-thirds of our common stock entitled to vote on such amendment. As a result, holders of Class A common stock not have any influence over the election of directors prior to an initial business combination. Accordingly, holders of Founder Shares may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that holders of Class A common stock do not support, including amendments to our Charter and approval of major corporate transactions. If the holders of the Founder Shares purchase any additional common stock in privately negotiated transactions, this would increase their control. Neither the holders of the Founder Shares nor, to our knowledge, any of our officers or directors have any current intention to purchase additional securities, other than in connection with funding our ongoing operations and expenses. In addition, our board of directors, whose members were elected by the then-holders of the Founder Shares, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of a business combination, in which case all of the current directors will continue in office until at least the completion of a business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position through the Founder Shares, will have considerable influence regarding the outcome.

We are an emerging growth company within the meaning of the Securities Act and a smaller reporting company within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Similarly, as a smaller reporting company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may be a smaller reporting company even after we are no longer an “emerging growth company.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Units, which were comprised of one share of our Class A common stock and one third of one warrant to purchase the same, ceased trading on The Nasdaq Capital Market (the “NASDAQ”) on November 6, 2019. There is no established trading market, public or otherwise, for any class of our common equity.

The following table sets forth the high and low bid for each full quarterly period based solely on closing prices within the two most recent fiscal years where our Units were listed on the NASDAQ:

Historical Closing Prices

	Units
2019	High Bid	Low Bid
First quarter	$10.01	$10.18
Second quarter	10.05	10.18
Third quarter	10.16	10.29
Fourth quarter*	10.25	10.32

*	The Company’s Units were delisted from NASDAQ on November 6, 2019, so high and low bids are through that date for the fourth quarter of 2019. No established trading market, public or otherwise, has existed for any class of our common equity since delisting for which to provide bid prices.

Holders

On March 31, 2021, there were no holders of record of the Units, one holder of record of our Class A common stock, three holders of record of our Class B common stock, referred to herein as the Founder Shares, and no holders of record of our warrants for purchase of shares of our Class A common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no equity compensation plans for its officers or directors.

Sales of Unregistered Securities

On December 15, 2020, the Company issued 7,500 of its Class A Common Stock to the Sponsor pursuant to a private placement offering in exchange for the Sponsor’s payment of a $75,000 cash capital contribution. The proceeds were used to fund the ongoing operations of the Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases to disclose during the three months ended December 31, 2020.

Item 6. Selected Financial Data

As a “smaller reporting company,” we are not required to provide disclosure pursuant to this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was formed as a blank check company for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. For more information about the Company, please see “Item 1. Business” in this Annual Report on Form 10-K.

Recent Events

On December 30, 2020, Krishna Shivram submitted his resignation as Chief Executive Officer of the Company, effective as of that date. Mr. Shivram remains as a member of the Board of Directors of the Company.

Results of Operations

We have not generated any operating revenues to date, and we will likely not generate any operating revenues in the future. Our entire activity up to December 31, 2020 has related (1) the Company’s formation and issuance of the Founder Shares in June 2017, (2) the Public Offering and sale of Private Placement Warrants which closed in November 2017, (3) the subsequent search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike, and (4) liquidation activities following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company’s Charter. For the year ended December 31, 2020, we had a net loss of $148,800, which consisted of $148,800 of general and administrative expenses. For the year ended December 31, 2019, we had net income of $3,764,677, which consisted of $2,866,675 of general administrative expenses, offset by $6,890,275 of investment income on the Trust Account and an expense of $258,923 for income taxes.

Liquidity and Capital Resources

We presently have no revenue; our net income (loss) was $(148,800) and $3,764,677 for the years ended December 31, 2020 and 2019, respectively, and consists primarily of professional fees and, for 2019, costs related to our search for a business combination. For the year ended December 31, 2020, our liquidity needs were satisfied through funding from our Sponsor. The Company does not expect to seek loans, advances or contributions from parties other than the Sponsor or an affiliate of the Sponsor.

Loans and Advances from Related Party

On March 1, 2019, we issued a non-interest bearing convertible promissory note (the “Convertible Promissory Note”) in the amount of up to $1,500,000 to our Sponsor to fund our ongoing expenses, any amounts borrowed thereunder which were convertible into warrants of a post-business combination entity to purchase shares of our Class A common stock, at a price of $1.50 per warrant, convertible at the option of the lender. Such warrants were identical to the Private Placement Warrants. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor. Through March 31, 2020, the Company drew $999,640 on the Convertible Promissory Note. In addition, the Company received advances from the Sponsor to fund operations and ongoing expenses in the amount of $4,211,777 through December 31, 2020, of which $1,832,134 was advanced in the fiscal year ended December 2020.

The total amount drawn on the Convertible Promissory Note and $2,379,643 of the amount advanced by the Sponsor was converted into shares of the Company’s Class A common stock at $10.00 per share pursuant to a conversion agreement by and between the Company and the Sponsor (the “Conversion Agreement”), dated March 31, 2020. The remaining $1,832,134 of the amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor shares of the Company’s Class A common stock at $10.00 per share on March 31, 2020. The Company issued a total of 521,142 shares of the Company’s Class A common stock to the Sponsor in connection with such conversions.

All unpaid principal under the Convertible Promissory Note was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company by the deadline specified in its Charter. As a result, the Convertible Promissory Note is no longer available to the Company as a source of financing.

As of December 31, 2020, there is no amount advanced from our Sponsor that remains unconverted to shares of our capital stock.

Contributions from Related Party

On May 15, 2020, the Sponsor paid $25,000 to us in exchange for the issuance of 2,500 shares of Class A common stock to the Sponsor. On August 7, 2020, the Sponsor paid a $197,687 capital contribution to us in exchange for the issuance of 19,769 shares of Class A common stock. Together, these contributions during the fiscal year ended December 31, 2020 totaled $222,687, in exchange for which the Company issued 22,269 shares of Class A common stock to the Sponsor. On December 15, 2020, the Sponsor paid a $75,000 capital contribution to us in exchange for the issuance of 7,500 shares of Class A common stock. Together, these contributions during the fiscal year ended December 31, 2020 totaled $297,687, in exchange for which the Company issued 29,769 shares of Class A common stock to the Sponsor.

As of December 31, 2020, there are 550,911 shares of the Company’s Class A common stock outstanding, all of which are held by our Sponsor.

Mandatory Liquidation, Going Concern and Liquidity

We were unable to complete an initial business combination by the November 7, 2019 deadline under our Charter and so we commenced the liquidation of the assets in the Trust Account on November 8, 2019. This raises substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we determined that we do not have sufficient liquidity to meet our future obligations; however, management has determined that it has access to funds from our Sponsor that alleviate going concern. As of December 31, 2020, we had a working capital deficit of approximately $203,500, current liabilities of approximately $337,700 and cash of approximately $77,800.

For more information regarding our liquidity, see “—Liquidity and Capital Resources” above.

Critical Accounting Policies

Loans, Advances and Contributions from Related Parties

For information regarding loans, advances and contributions from related parties, please see “—Liquidity and Capital Resources” above.

Common stock subject to possible redemption

We have no outstanding Public Shares. As of the close of business on November 7, 2019, the Public Shares were deemed cancelled and represented only the right to receive the redemption amount. For information regarding the completion of the redemption, see “Item 1. Business—Offerings and Liquidation.”

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters in the Public Offering were entitled to deferred underwriting commissions of $12,075,000. The deferred underwriting commissions would have become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. The underwriters were not entitled to any interest accrued on the deferred underwriting commissions. Because we were unable to complete an initial business combination under the November 7, 2019 deadline under our Charter, the underwriters will not receive the deferred underwriting commission.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide disclosure pursuant to this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Sentinel Energy Services Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sentinel Energy Services Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of income, changes in stockholders’ equity (deficit) and cash flows, for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company failed to consummate a business combination within the time period required by its certificate of incorporation (November 7, 2019). This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Whippany, New Jersey

March 31, 2021

SENTINEL ENERGY SERVICES INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$77,792	$161,286
Cash segregated for final distribution to Class A Stockholders (See Note 1)	—	1,252,386
Prepaid expenses	56,424	37,397
Total assets	$134,216	$1,451,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$329,291	$2,221,167
Accrued income and franchise taxes	8,450	262,413
Distribution to Class A Stockholders (See Note 1)	—	1,252,386
Promissory note payable – Sponsor	—	999,640
Advances from Sponsor	—	2,379,643
Total liabilities	337,741	7,115,249

Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 550,911 and 0 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	55	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 862,500 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	86	86
Additional paid-in capital	5,609,400	—
Accumulated deficit	(5,813,066)	(5,664,266)
Total stockholders’ deficit	(203,525)	(5,664,180)
Total liabilities and stockholders’ deficit	$134,216	$1,451,069

See accompanying notes to financial statements

SENTINEL ENERGY SERVICES INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
REVENUE	$—	$—

EXPENSES
General and administrative	148,800	2,866,675	(1)
TOTAL EXPENSES	148,800	2,866,675

OTHER INCOME
Investment income from Trust Account	—	6,890,275
TOTAL OTHER INCOME	—	6,890,275

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(148,800)	4,023,600

Income tax provision	—	258,923

Net (loss) income attributable to common stock	$(148,800)	$3,764,677

Weighted average number of common stock outstanding, basic and diluted (2)	1,264,638
Basic and diluted net loss per common stock	$(0.12)

Two Class Method:

Weighted average number of Class A common stock outstanding, basic and diluted		29,301,376
Basic and diluted net income per Class A common stock		$0.23

Weighted average number of Class B common stock outstanding, basic and diluted		8,305,993
Basic and diluted net income (loss) per Class B common stock		$(0.35)

[1]	See Note 5.
[2]	For the year ended December 31, 2020, the Class A and Class B common stock participate in losses equally and thus are included together herein.

See accompanying notes to financial statements

SENTINEL ENERGY SERVICES INC.

StatementS of Changes in STOCKHOLDERS’ Equity (DEFICIT)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balances as of January 1, 2019	1,453,430	$145	8,625,000	$863	$3,600,071	$1,398,924	$5,000,003

Change in common stock subject to possible redemption	33,046,570	3,305	-	-	330,462,395	-	330,465,700

Redemption of Class A shares	(34,500,000)	(3,450)	-	-	-	(356,740,120)	(356,743,570)

Cash paid for redemption of warrants	-	-	-	-	-	(225,990)	(225,990)

Forfeiture and cancellation of 7,762,500 Founders’ shares	-	-	(7,762,500)	(777)	777	-	-

Forfeiture of deferred underwriters’ discount	-	-	-	-	12,075,000	-	12,075,000

Reclass additional paid-in capital to retained earnings	-	-	-	-	(346,138,243)	346,138,243	-

Net income	-	-	-	-	-	3,764,677	3,764,677

Balances as of December 31, 2019	-	$-	862,500	$86	$-	$(5,664,266)	$(5,664,180)

Conversion of promissory note payable - Sponsor and advances from Sponsor into Class A common stock	521,142	52			5,211,365		5,211,417

Settlement of final distribution to Class A Stockholders					100,351		100,351

Issuance of Class A shares to Sponsor	29,769	3			297,684		297,687

Net loss						(148,800)	(148,800)
Balances as of December 31, 2020	550,911	$55	862,500	$86	$5,609,400	$(5,813,066)	$(203,525)

See accompanying notes to financial statements

SENTINEL ENERGY SERVICES INC.

StatementS of Cash Flows

	For the Years Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(148,800)	$3,764,677
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment income from Trust Account	—	(6,890,275)
Changes in operating assets and liabilities:
Prepaid expenses	(19,027)	55,103
Accounts payable and accrued expenses	(1,891,876)	(590,494)
Accrued income and franchise taxes	(253,963)	253,573
Net Cash Used In Operating Activities	(2,313,666)	(3,407,416)

Cash Flows From Investing Activities:
Redemption of Trust Account	—	355,491,184
Investment income released from Trust Account for dissolution expenses	—	100,000
Investment income released from Trust Account to pay taxes	—	1,422,096
Net Cash Provided By Investing Activities	—	357,013,280

Cash Flows From Financing Activities:
Redemption of Class A common stock	—	(355,491,184)
Payment for the redemption of Class A common stock	(1,152,035)	—
Proceeds from convertible promissory note payable – Sponsor	—	999,640
Proceeds from issuance of Class A common stock	297,687
Proceeds from advances – Sponsor	1,832,134	2,379,643
Payment for the redemption of warrants	—	(225,990)
Net Cash Provided By Financing Activities	977,786	(352,337,891)

Net increase (decrease) in cash and cash segregated for final distribution to Class A stockholders	(1,335,880)	1,267,973

Cash and cash segregated for final distribution to Class A stockholders at beginning of period	1,413,672	145,699

Cash and cash segregated for final distribution to Class A stockholders at end of period	$77,792	$1,413,672

Supplemental cash flow information:
Cash paid for income taxes	$259,284	$8,691

Supplemental disclosure of non-cash financing activities:
Conversion of promissory note payable - Sponsor and advances from Sponsor into shares of common stock	$5,211,417	$—
Forfeiture and cancellation of Founders’ shares	$—	$770
Forfeiture of deferred underwriters’ discount	$—	$12,075,000
Distribution due to Class A Stockholders	$—	$1,252,386
Settlement of final distributions to Class A Stockholders	100,351	—

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

At December 31, 2020, the Company had not yet commenced operations. All activity through December 31, 2020 relates to the Company’s formation and initial public offering (the “Public Offering”) described below, and since the closing of the Public Offering, a search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike Capital, LLC (“Strike”) (as described in Note 5). The Company has not generated any operating revenues since inception. The Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering until November 2019.

The Company intended to finance its initial business combination with proceeds from the Public Offering and sale of the Private Placement Warrants (defined in Note 3), the Company’s capital stock, debt or a combination of the foregoing. Upon the closings of the Public Offering and the sale of the Private Placement Warrants, approximately $345,000,000 was placed in a trust account (the “Trust Account”) (discussed below). The Company was not able to consummate a business combination prior to the November 7, 2019 deadline under the Company’s certificate of incorporation (the “Charter”). As a result, the Company commenced the liquidation of the Trust Account and returned the funds held therein to its public stockholders by redeeming 100% of the Company’s shares of Class A common stock included in the Units (as defined in Note 3) sold in the Public Offering (the “Public Shares”) in accordance with the Charter, which completely extinguished the public stockholders’ rights in the Company. In connection with the redemption of the Public Shares, each stockholder received approximately $10.30 per share on November 18, 2019. The Company withheld approximately $1.35 million from the distribution. In April 2020, the Company paid the income tax liability for the year ended December 31, 2019 of $259,284 and distributed the remaining $1,152,035 to its public shareholders on May 4, 2020 (see Note 7) for a distribution of approximately $0.03 per share.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

In accordance with the terms of the Investment Management Trust Agreement entered into by the Company in connection with the Public Offering, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in the Trust Account were to be released until the earlier of: (i) the completion of an initial business combination; (ii) the redemption of any Public Shares that have been properly tendered in connection with a stockholder vote to amend the Charter to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete an initial business combination by November 7, 2019; and (iii) the redemption of 100% of the Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete an initial business combination by November 7, 2019 (subject to the requirements of law). The proceeds distributed from the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. The Company was unable to complete an initial business combination by the November 7, 2019 deadline under its Charter and so it commenced the liquidation of the assets in the Trust Account on November 8, 2019.

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

The Company withheld approximately $1.35 million from the distribution in order to pay the income tax liability for the year ended December 31, 2019, after which the Company would distribute the remaining proceeds to the public stockholders. In April 2020, the Company paid the income tax liability for the year ended December 31, 2019 of $259,284 and distributed the remaining $1,152,035 to its public stockholders for a distribution of approximately $0.03 per share.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

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

The Sponsor and the Company’s officers and directors entered into letter agreements with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company was unable to complete the initial business combination by November 7, 2019. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquired shares of Class A common stock in or after the Public Offering, they were entitled to liquidating distributions from the Trust Account with respect to such shares if the Company was unable to complete the initial business combination within the prescribed time period.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that it has access to funds from Sponsor pursuant to a commitment letter from the Sponsor that alleviate going concern. As of December 31, 2020, the Company had a working capital deficit of approximately $203,500, current liabilities of approximately $337,700 and cash of approximately $77,800.

During the first quarter of 2020, the Sponsor funded the Company approximately $1,830,000 in order for the Company to pay down its obligations. During the first two quarters of 2020, the Sponsor converted the $5,211,417 of the outstanding convertible note and previous advances into 521,142 shares of Class A Common Stock of the Company. On May 15, 2020, the Sponsor paid $25,000 to the Company in exchange for the issuance of 2,500 shares of Class A Common Stock to the Sponsor. On August 7, 2020, the Sponsor paid a $197,687 capital contribution to the Company in exchange for the issuance of 19,769 shares of Class A Common Stock. On December 15, 2020, the Sponsor paid a $75,000 capital contribution to the Company in exchange for the issuance of 7,500 shares of Class A Common Stock. In addition, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs through one year from the date of the issuance of the financial statements.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the federal depository insurance coverage of $250,000. At December 31, 2020 and 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTES TO FINANCIAL STATEMENTS

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

The Company’s statements of operations include a presentation of income (loss) per share for Class A common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $6,890,275, net of applicable income and franchise taxes of $258,923 and $4,089, respectively, by the weighted average number of shares of Class A common stock outstanding for the year ended December 31, 2019. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock of $6,890,275, by the weighted average number of shares of Class B common stock outstanding for the year ended December 31, 2019.

As a result of the redemption of Public Shares in November 2019, for the year ended December 31, 2020, the Class A shares have no specific redemption rights. As a result, net loss per common share is calculated by dividing the net loss of $148,800 by the weighted average number of Class A and Class B shares outstanding for the period.

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

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020 and 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

During the years ended December 31, 2020 and 2019, the Company recorded income tax expense of approximately $0 and $259,000, respectively.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

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

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

NOTES TO FINANCIAL STATEMENTS

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

In October 2017 and April 2018, the Sponsor transferred 37,500 Founder Shares to Marc Zenner and Jon A. Marshall, respectively, both of whom were at the time independent directors of the Company, at the original purchase price. The Sponsor forfeited 90% of the 8,550,000 Founder Shares and all of the 5,933,333 Private Placement Warrants held by it for no consideration because the Company was unable to consummate an initial business combination by the November 7, 2019 deadline under its Charter. Mr. Zenner and Mr. Marshall also forfeited 90% of their Founder Shares. As a result of these transfers and forfeitures, the Sponsor holds 855,000 Founder Shares and Mr. Zenner and Mr. Marshall hold 3,750 Founder Shares each.

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

NOTES TO FINANCIAL STATEMENTS

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

Advances from Related Parties

During the year ended December 31, 2020, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $15,858. The Company reimburses the Sponsor or its affiliate for the incurrence of such administrative expenses. As of December 31, 2020, $12,063 of the $15,858 incurred on behalf of the Company during the year ended December 31, 2020 remained subject to repayment and is included in accounts payable and accrued expenses on the accompanying balance sheets. During the year ended December 31, 2019, the Sponsor also advanced $2,379,643 to fund ongoing operations of the Company.

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

As of December 31, 2020 and 2019, the outstanding balance on the advances was $0 and $2,379,643, respectively.

Promissory Note Payable - Sponsor

On March 1, 2019, the Company issued a convertible promissory note (the “Convertible Promissory Note”) in the amount of up to $1,500,000 with the Sponsor to fund the Company’s ongoing expenses. The Convertible Promissory Note does not bear interest and all unpaid principal was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company. The Sponsor had the option to convert any amounts outstanding under the Convertible Promissory Note into warrants of the post-business combination entity to purchase shares, at a conversion price of $1.50 per warrant. On March 31, 2020, the Sponsor converted the $999,640 outstanding into 99,964 shares of Class A Common Stock of the Company at a conversion price of $10.00 per share. As of December 31, 2020 and 2019, the outstanding balance on Convertible Promissory Note was $0 and $999,640, respectively.

All unpaid principal under the Convertible Promissory Note was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company by the deadline specified in its Charter. As a result, the Convertible Promissory Note is no longer available to the Company as a source of financing.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the date the Units were first listed on the NASDAQ, the Company agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support. Since the Company was unable to complete its initial business combination prior to the November 7, 2019 deadline in the Charter, pursuant to the Administrative Support Agreement, the Company ceased paying these monthly fees. The administrative support agreement, however, remains in place for the benefit of the Company.

The Company incurred $0 and $27,535 for such expenses under the administrative service agreement for the years ended December 31, 2020 and 2019, respectively.

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

NOTES TO FINANCIAL STATEMENTS

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

6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company entered into an initial business combination, it may (depending on the terms of such an initial business combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on an initial business combination to the extent the Company seeks stockholder approval in connection with an initial business combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock held by them. The Sponsor forfeited 90% of the 8,550,000 Founder Shares and all of the 5,933,333 Private Placement Warrants held by it for no consideration because the Company was unable to consummate an initial business combination by the November 7, 2019 deadline under its Charter. Mr. Zenner and Mr. Marshall also forfeited 90% of their Founder Shares. As a result of these transfers and forfeitures, the Sponsor holds 855,000 Founder Shares and each of Mr. Marshall and Mr. Zenner hold 3,750 Founder Shares, resulting in a total of 862,500 Founder Shares outstanding.

At December 31, 2020 and 2019, there were 550,911 and 0 shares of Class A common stock issued and outstanding, respectively, and 862,500 and 862,500 shares of Class B common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

7. Income Taxes

The Company’s deferred tax assets are as follows at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Deferred tax asset
Startup expenses/Organizational costs	$33,879	691,601
Valuation Allowance	(33,879)	(691,601)
Deferred tax asset, net of allowance	$-	-

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

The income tax provision (benefit) consists of the following for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Federal
Current	$31,248	$258,923
Deferred	2,631	(691,601)
State and Local
Current	-	-
Deferred	-	-
Change in valuation allowance	33,879	691,601
Income tax provision	$-	$258,923

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2020 and 2019, the change in the valuation allowance was $33,879 and $691,601, respectively.

A reconciliation of the statutory tax rate to the Company’s effective tax rates for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	3.64%	8.45%
Other	(1.87)%	(2.70)%
Change in valuation allowance	(22.77)%	(56.09)%
Income tax provision (benefit)	0.00%	29.34%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer (the “Certifying Officer”) who is both our principal executive and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of December 31, 2020, our directors and officers are as follows:

Name	Age	Title
Gerald Cimador	48	Chief Financial Officer and Chief Accounting Officer
Kent Jamison	62	General Counsel and Secretary
Andrew F. J. Gould	74	Chairman of the Board of Directors
Krishna Shivram	58	Director
Charles S. Leykum	43	Director

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

Krishna Shivram — Director. Krishna Shivram served as our Chief Executive Officer from June 16, 2017 to December 30, 2020. He was recently interim Chief Executive Officer and Chief Financial Officer of Weatherford International plc, a provider of oil and gas services. He was previously appointed Executive Vice President and Chief Financial Officer of Weatherford International plc in November 2013. He has over 29 years of financial and operational management experience in the oilfield service industry and previously worked for Schlumberger Ltd. in a variety of roles across the globe. Immediately prior to joining Weatherford, Mr. Shivram served as Vice President and Treasurer of Schlumberger Ltd. since January 2011. During his tenures with Weatherford and Schlumberger, Mr. Shivram either directly or as part of a team effected M&A transactions valued at over $15 billion, creating significant shareholder value in the process. Mr. Shivram currently also serves on the board of directors of Ranger Energy Services, Inc.

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

Number and Terms of Office of Executive Officers and Directors

Our board of directors is divided into three classes, each of which serves for a term of three years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Following the Domestication, the board of directors assigned terms of office to our directors in office in accordance with the Charter filed in connection therewith. The term of office of the first class of directors, consisting of Mr. Marshall, was to expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Zenner and Shivram, was to expire at the second annual meeting of stockholders. The term of office for the third class of directors, consisting of Messrs. Leykum and Gould, was to expire at the third annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders and no annual meeting has been held since the Domestication. A director holds office until the annual meeting of stockholders for the year in which his or her term expires and until his or her successor has been elected and qualified, subject, however, to such director’s earlier death, resignation, retirement, disqualification or removal. As a result, no term of office of any of the directors has expired by the passage of time. Messrs. Zenner and Marshall have subsequently resigned on May 28, 2020.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of the shares of our common stock to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. The SEC rules require us to disclose late filings of initial reports of stock ownership and changes in stock ownership by our directors, executive officers and 10% stockholders.

Based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC, we believe that during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner, except that Mr. Leykum, our Sponsor and CSL Sentinel Holdings, LLC each had one late form 4 filing on March 31, 2021 on which five transactions were reported late, and Messrs. Zenner and Marshall each had one late form 4 filing on March 31, 2021 on which one transaction was reported late.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has not determined that any of our directors are “independent directors” as defined in applicable SEC rules.

Committees of the Board of Directors

In connection with our liquidation due to our inability to complete an initial business combination prior to the November 7, 2019 deadline in our Charter, we disbanded the audit committee, the compensation committee and the nominating and corporate governance committee in order to consolidate our operations and implement cost-saving measures.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, executive officers and any future employees. We filed copies of our form of Code of Ethics as exhibits to our registration statement in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 700 Louisiana Street, Suite 2700, Houston, Texas 77002 or by telephone at (281) 407-0686. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Item 11. Executive Compensation

None of our executive officers or directors have received any cash or other compensation for services rendered to us. Our Sponsor, executive officers, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, including previous activities related to identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information available to us at March 31, 2021 regarding the beneficial ownership of our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 550,911 shares of Class A common stock, or the Founders Shares, and 862,500 shares of Class B common stock issued and outstanding as of March 31, 2021. Voting power represents the combined voting power of Class A common stock or Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A commons stock and Class B common stock generally vote together as a single class.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name of Beneficial Owners (1)	Beneficially Owned	Percent of Class	Beneficially Owned	Percent of Class
5% Stockholders:
Sentinel Management Holdings, LLC (2)	550,911	100%	855,000	99.1%
CSL Sentinel Holdings, LLC (2)	550,911	100%	855,000	99.1%
Charles S. Leykum (2)	550,911	100%	855,000	99.1%
Executive Officers and Directors:
Gerald Cimador	—	—	—	—
Kent Jamison	—	—	—	—
Andrew F. J. Gould	—	—	—	—
Krishna Shivram	—	—	—	—
Charles S. Leykum (2)	550,911	100%	855,000	99.1%
All Executive Officers and Directors as a Group	550,911	100%	855,000	99.1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 700 Louisiana Street, Suite 2700, Houston, Texas, 77002.

(2)	Sentinel Management Holdings, LLC, or the Sponsor, is the record holder of the shares reported herein. Mr. Leykum is the managing member of CSL Sentinel Holdings, LLC, and CSL Sentinel Holdings, LLC is the managing member of the Sponsor. As such, Mr. Leykum and CSL Sentinel Holdings, LLC may be deemed to have or share beneficial ownership of the shares of common stock held directly by the Sponsor. Mr. Leykum and CSL Sentinel Holdings, LLC disclaim beneficial ownership of these shares in excess of their pecuniary interest, if any, therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Founder Shares

Following the redemption of the Public Shares, the conversion of the Public Warrants and the forfeiture of the Private Placement Warrants, the only securities of the Company outstanding were shares of Class B common stock (the “Founder Shares”). The Founder Shares are identical to the shares of Class A common stock that were included in the Units sold in the Public Offering except that (1) holders of the Founder Shares have the right to vote on the election of directors prior to an initial business combination, (2) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (3) holders of the Founder Shares entered into letter agreements with the Company pursuant to which they agreed to waive their redemption rights with respect to any Founder Shares held by them in connection with the completion of an initial business combination, (4) the Founder Shares will automatically convert on a one-for-one basis into shares of Class A common stock at the time of an initial business combination and (5) the Founder Shares are subject to registration rights, as described below.

The shares of Class B common stock were originally issued in June 2017 pursuant to an Amended and Restated Securities Purchase Agreement, by and between the Sponsor and the Company, for the purchase of 14,375,000 shares of Class B common stock for $25,000, or approximately $0.002 per share. The Sponsor subsequently surrendered 5,750,000 Founder Shares for no consideration to adjust its holdings to an expected 20% of the Company’s combined outstanding shares of Class A common stock and Class B common following the Public Offering, resulting in the Sponsor holding 8,625,000 Founder Shares.

The Sponsor subsequently transferred 37,500 Founder Shares at their original purchase price to Marc Zenner in October 2017 and Jon A. Marshall in April 2018, both of whom were independent directors of the Company at the time. Each of the Sponsor and Messrs. Zenner and Marshall subsequently agreed to forfeit 90% of their Founder Shares when the Company was unable to consummate a business combination prior to the deadline in its Charter, resulting in the Sponsor currently holding 855,000 Founder Shares and each of Messrs. Zenner and Marshall owning 3,750 Founder Shares. As a result, the total number of Founder Shares outstanding as of December 31, 2020 is 862,500.

Transfer Restrictions

The terms applicable to the Founder Shares provide that, subject to limited exceptions, the Sponsor may not transfer, assign or sell any of the same until the earlier to occur of: (A) one year after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property. The Sponsor transferred the portion of its Founder Shares noted above to Messrs. Zenner and Marshall in accordance with those terms or pursuant to a waiver thereof.

Registration Rights

The holders of Founders Shares that may be issued equity securities of the Company upon conversion of working capital loans may be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement, by and between the Company, the Sponsor and Mr. Zenner. The registration rights include certain demand and “piggyback” rights.

However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Loans and Advances from Related Party

The Company does not expect to seek loans, advances or contributions from parties other than the Sponsor or an affiliate of the Sponsor. To fund ongoing expenses and operations, the Company borrowed $5,211,417 from the Sponsor in 2019 and 2020, all of which has been converted into shares of the Company’s Class A common stock. The funds were borrowed in connection with (1) the non-interest bearing Convertible Promissory Note issued to the Sponsor on March 1, 2019 in the amount of up to $1.5 million, from which the Company drew $999,640 before the outstanding amount was converted to shares of Class A common stock on March 31, 2020, and (2) non-interest bearing advances to date totaling approximately $4,211,777 from the Sponsor, of $1,832,134 was advanced in the Company’s fiscal year ended December 31, 2020. The total amount drawn on the Convertible Promissory Note and $2,379,643 of the amount advanced by the Sponsor was converted into shares of the Company’s Class A common stock at $10.00 per share pursuant to the Conversion Agreement by and between the Company and the Sponsor, dated March 31, 2020. The remaining $1,832,134 of the amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor shares of the Company’s Class A common stock at $10.00 per share on March 31, 2020. The Company issued 521,142 shares of the Company’s Class A common stock to the Sponsor in connection with such conversions.

All unpaid principal under the Convertible Promissory Note was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company by the deadline specified in its Charter. As a result, the Convertible Promissory Note is no longer available to the Company as a source of financing.

As of December 31, 2020, there is no amount advanced from our Sponsor that remains unconverted to shares of our capital stock.

Contributions from Related Party

On May 15, 2020, the Sponsor paid $25,000 to us in exchange for the issuance of 2,500 shares of Class A common stock to the Sponsor. On August 7, 2020, the Sponsor paid a $197,687 capital contribution to us in exchange for the issuance of 19,769 shares of Class A common stock. On December 15, 2020, the Sponsor paid a $75,000 capital contribution to us in exchange for the issuance of 7,500 shares of Class A common stock. Together, these contributions during the fiscal year ended December 31, 2020 totaled $297,687, in exchange for which the Company issued 29,769 shares of Class A common stock to the Sponsor. As of December 31, 2020, there are 550,911 shares of the Company’s Class A common stock outstanding, all of which are held by our Sponsor.

Administrative Support Agreement

Commencing on the date the Units were first listed on the NASDAQ, the Company agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support. Since the Company was unable to complete its initial business combination prior to the November 7, 2019 deadline in the Charter, pursuant to the Administrative Support Agreement, the Company ceased paying these monthly fees. The administrative support agreement, however, remains in place for the benefit of the Company.

The Company incurred $0 and $27,535 for such expenses under the administrative service agreement for the years ended December 31, 2020 and 2019, respectively.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the years ended December 31, 2020 and 2019 totaled approximately $30,000 and $52,000, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2020 and 2019, we did not pay for consultations concerning financial accounting and reporting standards.

Tax Fees. We paid $4,500 and nil, respectively, to WithumSmith+Brown, PC for tax planning and tax compliance for the years ended December 31, 2020 and 2019.

All Other Fees. We did not pay WithumSmith+Brown, PC for other services for the years ended December 31, 2020 and 2019.

Pre-Approval Policy

The Company had no audit committee for our fiscal year ended December 31, 2020. Since our audit committee disbanded in late 2019, one of our executive officers has approved and expects to pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved prior to the completion of the audit).

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

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
3.2	Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.1	Specimen Unit Certificate (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.5 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File no. 333-228366), filed with the SEC on November 29, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.4	Warrant Agreement, dated November 2, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2017).
4.5	Amendment to the Warrant Agreement, dated as of December 9, 2019, between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2019).
4.6	Description of Capital Stock (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2020).
10.1	Amended and Restated Securities Purchase Agreement, dated June 30, 2017, between the Company and the Sponsor (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).
10.2	Letter Agreement, dated November 2, 2017, by and between the Company, the Sponsor, Krishna Shivram, Andrew F. J. Gould, Charles S. Leykum, Vivek Raj, Gerald Cimador, Kent Jamison and Marc Zenner (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on November 7, 2017).
10.3	Registration Rights Agreement, dated November 2, 2017, between the Company, the Sponsor and certain other security holders (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on November 7, 2017).
10.4	Form of Indemnity Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).
10.5	Letter Agreement, dated January 31, 2018, by and between the Company and Jon A. Marshall (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on February 5, 2018).
10.6	Indemnification Agreement, dated January 31, 2018, by and between the Company and Jon A. Marshall (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on February 5, 2018).
10.7	Convertible Promissory Note, dated as of March 1, 2019, issued to the Sponsor (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on March 6, 2019).
10.8	Conversion Agreement, dated March 31, 2020, by and between the Company and the Sponsor (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2020).
14	Code of Ethics (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).
21.1	The Company has no subsidiaries.
24.1	Power of Attorney (included in the signature pages herein)*
31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTINEL ENERGY SERVICES INC.

March 29, 2021	By:	/s/ Gerald Cimador
		Name:	Gerald Cimador
		Title:	Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald Cimador and Kent Jamison and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gerald Cimador	Chief Financial Officer and Chief Accounting Officer
Gerald Cimador	(Principal Executive, Financial and Accounting Officer)	March 29, 2021

/s/ Andrew F.J. Gould	Chairman of the Board of Directors
Andrew F.J. Gould		March 29, 2021

/s/ Krishna Shivram	Director
Krishna Shivram		March 29, 2021

/s/ Charles S. Leykum	Director
Charles S. Leykum		March 29, 2021