Form 10-Q
period 2021-03-31
Sentinel Energy Services Inc.
filed 2021-05-17
CIK 1709768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, 550,911 shares of Class A common stock, par value $0.0001 per share and 862,500 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SENTINEL ENERGY SERVICES INC.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$17,843	$77,792
Prepaid expenses	53,820	56,424
Total assets	$71,663	$134,216

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$307,876	$329,291
Accrued income and franchise taxes	—	8,450
Total liabilities	307,876	337,741

Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 550,911 and 550,911 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	55	55
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 862,500 shares and 862,500 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	86	86
Additional paid-in capital	5,609,400	5,609,400
Accumulated deficit	(5,845,754)	(5,813,066)
Total stockholders’ deficit	(236,213)	(203,525)
Total liabilities and stockholders’ deficit	$71,663	$134,216

See accompanying notes to unaudited condensed interim financial statements

SENTINEL ENERGY SERVICES INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2021	2020
REVENUE	$—	$—

EXPENSES
General and administrative	32,688	46,173
TOTAL EXPENSES	32,688	46,173

LOSS BEFORE INCOME TAX PROVISION	(32,688)	(46,173)

Income tax provision	—	—

Net loss attributable to common stock	$(32,688)	$(46,173)

Weighted average number of common stock outstanding, basic and diluted (1)	1,413,411	868,227
Basic and diluted net loss per common stock	$(0.02)	$(0.05)

[1]	For the three months ended March 31, 2021 and 2020, the Class A and Class B common stock participate in losses equally and thus are included together herein.

See accompanying notes to unaudited condensed interim financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Changes in STOCKHOLDERS’ Equity (DEFICIT)

For the three months ended March 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	550,911	$55	862,500	$86	$5,609,400	$(5,813,066)	$(203,525)

Net loss	—	—	—	—	—	(32,688)	(32,688)
Balance as of March 31, 2021	550,911	$55	862,500	$86	$5,609,400	$(5,845,754)	$(236,213)

For the three months ended March 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2019	—	$—	862,500	$86	$—	$(5,664,266)	$(5,664,180)

Issuance of Class A shares upon conversion of related party debt & advances	521,142	52	—	—	5,211,365	—	5,211,417

Settlement of final distribution to Class A Stockholders	—	—	—	—	100,351	—	100,351

Net income	—	—	—	—	—	(46,173)	(46,173)
Balance as of March 31, 2020	521,142	$52	862,500	$86	$5,311,716	$(5,710,439)	$(398,585)

See accompanying notes to unaudited condensed interim financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Cash Flows

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(32,688)	$(46,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	2,604	24,932
Accounts payable and accrued expenses	(21,415)	(1,796,831)
Accrued income and franchise taxes	(8,450)	(2,387)
Net Cash Used In Operating Activities	(59,949)	(1,820,459)

Cash Flows From Financing Activities:
Proceeds from advances - Sponsor	—	1,832,134
Net Cash Provided By Financing Activities	—	1,832,134

Net increase (decrease) in cash	(59,949)	11,675

Cash at beginning of period	77,792	1,413,672

Cash at end of period	$17,843	$1,425,347

Supplemental cash flow information:
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing activities:
Conversion of notes payable and related party advances into shares of common stock	$—	$5,211,417

See accompanying notes to unaudited condensed interim financial statements

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

1.	Description of Organization and Business Operations

Organization and General

Sentinel Energy Services Inc. (the “Company”) was incorporated in the Cayman Islands on June 5, 2017. The Company was formed as a blank check company for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company is also a “smaller reporting company” as defined in the Exchange Act of 1934, as amended (the “Exchange Act”).

On December 28, 2018, the Company changed its jurisdiction of incorporation from the Cayman Islands (“Sentinel Cayman”) to the State of Delaware (“Sentinel Delaware”), as described further below (the “Domestication”) and continued to be named Sentinel Energy Services Inc. As a result of the Domestication, the securities of Sentinel Cayman converted into securities of Sentinel Delaware, such that Sentinel Cayman’s issued and outstanding Class A ordinary shares (the “Class A ordinary shares”) and Class B ordinary shares (the “Class B ordinary shares”) automatically converted by operation of law into one share of Class A common stock (“Class A common stock”) and Class B common stock (“Class B common stock”), of Sentinel Delaware, respectively. Similarly, each of Sentinel Cayman’s outstanding units and warrants automatically converted by operation of law, on a one-for-one basis, into Units (as defined below) of Sentinel Delaware and warrants, including the Private Placement Warrants and Public Warrants (each as defined below) to acquire the corresponding number of shares of Class A common stock, respectively. Accordingly, all references to the Company’s capital stock both before and after the Domestication are referred to as shares of “common stock” in this filing.

At March 31, 2021, the Company had not yet commenced operations. All activity through March 31, 2021 relates to (1) the Company’s formation and issuance of the Founder Shares (as defined in Note 4), (2) the Public Offering (as defined below) and sale of warrants in a private placement to our Sponsor (the “Private Placement Warrants”) which closed in November 2017, (3) the subsequent a search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike Capital, LLC (“Strike”) (as described in Note 5) and (4) liquidation activities, including liquidation of the Trust Account (as defined below), following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company certificate of incorporation (the “Charter”). The Company has not generated any operating revenues since inception. The Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and sale of Private Placement Warrants until November 2019.

The Company intended to finance its initial business combination with proceeds from the Company’s initial public offering (the “Public Offering”) of the Company units (“Units”) and the sale of the Private Placement Warrants. Each Unit consisted of (A) one share of the Company’s Class A common stock, par value $0.0001 per share (the “Public Shares”), and (B) one-third of one warrant exercisable to purchase one share of the Company’s Class A common stock (each whole warrant, a “Public Warrant”), and from the Company’s private placement sale of warrants exercisable to purchase one share of Company’s Class A common stock (each, a “Private Placement Warrant”) to the Sentinel Management Holdings, LLC (the “Sponsor”). Upon the closings of the Public Offering and the sale of the Private Placement Warrants, approximately $345,000,000 was placed in a trust account (the “Trust Account”). The Company was not able to consummate a business combination prior to the November 7, 2019 deadline under the Company’s Charter. As a result, the Company commenced the liquidation of the Trust Account, which then had a balance of approximately $355,500,000, and returned the funds held therein to its public stockholders by redeeming 100% of the Public Shares in accordance with the Charter. During the liquidation period, the Company and the holders of the Public Warrants also executed an amendment to the Warrant Agreement, dated as of November 2, 2017, by and between the Company and Continental Stock Transfer & Trust Company, which automatically converted the Public Warrants into the right to receive $0.02 per whole Public Warrant, payable in cash. The redemption of the Public Shares and the conversion of the Public Warrants completely extinguished the public stockholders’ rights in the Company. In addition, the Sponsor forfeited the Private Placement Warrants as a result of the Company being unable to consummate a business combination prior to the deadline in its Charter.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

In connection with the redemption of the Public Shares, each stockholder received approximately $10.30 per share on November 18, 2019. The Company withheld approximately $1,350,000 from the distribution. In April 2020, the Company paid the income tax liability for the year ended December 31, 2019 of $259,284 and, following payment of distribution settlement expenses of $100,351, the Company distributed the remaining $1,152,035 to its public shareholders on May 4, 2020 for a distribution of approximately $0.03 per share. The Trust Account was subsequently closed with no balance remaining. The Company paid $225,990 in connection with the conversion of the Public Warrants.

Following the redemption of the Public Shares, the conversion of the Public Warrants and the forfeiture of the Private Placement Warrants, there were no Units, Public Shares, Public Warrants or Private Placement Warrants outstanding. Additional shares of Class A common stock were subsequently issued and shares of Class B common stock remain outstanding. For more information on additional issuances, see Note 4.

Initial Business Combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering were intended to be generally applied toward consummating an initial business combination.

The Charter and the prospectus that the Company filed in connection with the Public Offering provided that the Company had 24 months after the closing of its Public Offering, or until November 7, 2019, to complete a business combination. During the period since the Company’s Public Offering, the Company diligently searched for a business to combine with in a transaction that would generate value for the Company’s stockholders; however, over the same period, the energy sector experienced significant headwinds, which increased the challenges faced by the Company in sourcing a compelling target business. Despite the Company’s best efforts, it was not able to consummate a business combination prior to the November 7, 2019 deadline under its Charter. As a result, the Company commenced the liquidation of the Trust Account and returned the funds held therein to its public stockholders by redeeming 100% of the Company’s Public Shares in accordance with the Charter, which together with the conversion of the Public Warrants extinguished the public stockholders’ rights in the Company.

Liquidation

Upon closing of the Public Offering, the Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters with an additional fee (the “Deferred Discount”) of 3.5% ($12,075,000) of the gross offering proceeds payable upon the Company’s completion of an initial business combination. The underwriters were not entitled to any interest accrued on the Deferred Discount. In accordance with the terms of the underwriting agreement entered into in connection with the Public Offering, the underwriters forfeited any rights or claims to the Deferred Discount because the Company was unable to consummate an initial business combination by the November 7, 2019 deadline under its Charter.

Liquidity

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds from the Sponsor that alleviate going concern. As of March 31, 2021, the Company had a working capital deficit of approximately $236,000, current liabilities of approximately $308,000 and had cash of approximately $17,600.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Pursuant a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least May 11, 2022. For additional information, see the information under the captions “Loans and Advances from Related Parties,” “Contributions from Related Party” and “Administrative Support Agreement” in Note 4.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is (i) not an emerging growth company or (ii) an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the federal depository insurance coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to the shares of common stock by the weighted average number of shares outstanding for the period. As a result of the redemption of Public Shares in November 2019, for the three months ended March 31, 2021 and 2020, the Class A shares have no specific redemption rights. As a result, net loss per common share is calculated by dividing the net loss by the weighted average number of Class A and Class B shares outstanding for the periods.

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

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

During the three months ended March 31, 2021 and 2020, the Company recorded income tax expense of approximately $0.

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

3.	Public Offering & Private Placement Warrants

In November 2017, the Company closed its Public Offering of 34,500,000 units at a price of $10.00 per Unit, with gross proceeds of $345,000,000 from the sale of Units. The closings occurred on November 7, 2017 with respect to 30,000,000 Units and on November 9, 2017 with respect to 4,500,000 Units related to the exercise of the underwriters’ overallotment option.

During the liquidation period the Company and the holders of its Public Warrants executed an amendment to the Warrant Agreement, dated as of November 2, 2017, between the Company and Continental Stock Transfer & Trust Company, to automatically convert each of the Company’s all of the outstanding Public Warrants into the right to receive $0.02 per whole Public Warrant, payable in cash. In December 2019, the Company paid $225,990 to its warrant holders in connection with the conversion of the Public Warrants.

Simultaneously with the closing of the Public Offering on November 7, 2017, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a price of $1.50 per whole warrant (approximately $8,000,000 in gross proceeds) in a private placement. Simultaneously with the closing of the overallotment, the Company consummated the private placement of an additional 600,000 Private Placement Warrants to the Sponsor, generating additional gross proceeds of approximately $900,000.

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

Following the redemption of the Public Shares, the conversion of the Public Warrants and the forfeiture of the Private Placement Warrants, there were no Units, Public Shares, Public Warrants or Private Placement Warrants outstanding. Additional shares of Class A common stock were subsequently issued and shares of Class B common stock remain outstanding. For more information on additional issuances, see Note 4.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

4.	Related Party Transactions

Founder Shares

In June 2017 prior to the Public Offering, the Sponsor entered into an Amended and Restated Securities Purchase Agreement, for the purchase of 14,375,000 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. The Sponsor is a portfolio company of CSL Capital Management, L.P., an energy services-focused private equity fund. Following the redemption of the Public Shares, the conversion of the Public Warrants and the forfeiture of the Private Placement Warrants noted above, the only securities of the Company outstanding were the Founder Shares.

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

In August 2017, the Sponsor surrendered 5,750,000 shares of its Class B common stock for no consideration to adjust its holdings to an expected 20% of the Company’s combined outstanding shares of Class A common stock and Class B common following the Public Offering, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares.

In October 2017 and April 2018, the Sponsor transferred 37,500 Founder Shares to Marc Zenner and Jon A. Marshall, respectively, both of whom were independent directors of the Company at the time, at the original purchase price. Each of the Sponsor and Messrs. Zenner and Marshall subsequently agreed to forfeit 90% of their Founder Shares when the Company was unable to consummate a business combination prior to the deadline in its Charter, resulting in the Sponsor currently holding 855,000 Founder Shares and each of Messrs. Zenner and Marshall owning 3,750 Founder Shares. As a result, the total number of Founder Shares outstanding as of March 31, 2021 is 862,500.

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

Registration Rights

The holders of Founder Shares that may be issued equity securities of the Company upon conversion of working capital loans may be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement, by and between the Company, the Sponsor and Mr. Zenner. The registration rights include certain demand and “piggyback” rights.

However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Advances from Related Parties

During the three months ended March 31, 2021 and 2020, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $3,730 and $0, respectively. As of March 31, 2021 and December 31, 2020, the outstanding balance on the expenses paid on the Company’s behalf was $0 and $0, respectively. The Company repaid the $3,730 to the Sponsor using cash on hand.

During the first quarter of 2020, the Sponsor advanced $1,832,134 to fund ongoing operations of the Company. These advances were due on demand and were non-interest bearing. During that same time period, the Sponsor converted the $4,211,777 outstanding into 421,177 shares of Class A Common Stock of the Company at a conversion price of $10.00 per share. The Sponsor has made no subsequent advances. As of March 31, 2021 and December 31, 2020, the outstanding balance on the advances was $0 and $0, respectively.

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

All unpaid principal under the Convertible Promissory Note was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company by the deadline specified in its Charter. As a result, the Convertible Promissory Note is no longer available to the Company as a source of financing and no amount has been outstanding thereunder since March 31, 2020. As of March 31, 2021 and December 31, 2020, the outstanding balance on Convertible Promissory Note was $0 and $0, respectively.

Administrative Support Agreement

Commencing on the date the Units were first listed on the Nasdaq Capital Market, the Company agreed to pay an affiliate of the Sponsor up to $10,000 per month for office space, utilities and secretarial and administrative support. Since the Company was unable to complete its initial business combination prior to the November 7, 2019 deadline in the Charter, pursuant to the Administrative Support Agreement, the Company ceased paying these monthly fees. The Administrative Support Agreement, however, remains in place for the benefit of the Company.

The Company did not incur any expenses under the administrative service agreement for the three months ended March 31, 2021 and 2020.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

6.	Stockholders’ Deficit

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

At March 31, 2021 and December 31, 2020, there were 550,911 and 550,911 shares of Class A common stock issued and outstanding, respectively, and 862,500 and 862,500 shares of Class B common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

Overview

The Company was formed as a blank check company for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. For more information about the Company, see Note 1 to our Unaudited Condensed Interim Financial Statements included in this Report.

Results of Operations

We have not generated any operating revenues to date, and we will likely not generate any operating revenues in the future. Our entire activity up to March 31, 2021 has related (1) the Company’s formation and issuance of the Founder Shares in June 2017, (2) the Public Offering and sale of Private Placement Warrants which closed in November 2017, (3) the subsequent search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike, and (4) liquidation activities following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company’s Charter.

For the three months ended March 31, 2021, we had a net loss of $32,688, which consisted primarily of $33,000 of general and administrative expenses. For the three months ended March 31, 2020, we had a net loss of $46,173, which consisted of $46,173 of general and administrative expenses.

Liquidity and Capital Resources

We presently have no revenue; our net loss was $32,688 and $46,173 for the three months ended March 31, 2021 and 2020, respectively, and consists primarily of professional fees. For the three months ended March 31, 2021, our liquidity needs were satisfied through funding from our Sponsor pursuant to a commitment letter provided by the same. The Company does not expect to seek loans, advances or contributions from parties other than the Sponsor or an affiliate of the Sponsor.

On March 1, 2019, we issued the Convertible Promissory Note in the amount of up to $1,500,000 to our Sponsor to fund our ongoing expenses. Through March 31, 2020, the Company drew $999,640 on the Convertible Promissory Note. The Sponsor converted that amount into shares of the Company’s Class A common stock at $10.00 per share pursuant to a conversion agreement (the “Conversion Agreement”) by and between the Company and the Sponsor, dated March 31, 2020. All unpaid principal under the Convertible Promissory Note was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company by the deadline specified in its Charter. As a result, the Convertible Promissory Note is no longer available to the Company as a source of financing and no amount has been outstanding thereunder since March 31, 2020.

The Company received advances from the Sponsor to fund operations and ongoing expenses in the amount of $4,211,777 through December 31, 2020, of which $1,832,134 was advanced in the fiscal year ended December 2020. Pursuant to the Conversion Agreement, $2,379,643 of the amount advanced by the Sponsor was converted into shares of the Company’s Class A common stock at $10.00 per share. The remaining $1,832,134 of the amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor shares of the Company’s Class A common stock at $10.00 per share on March 31, 2020.

As of March 31, 2021, there is no amount advanced from our Sponsor that remains unconverted to shares of our capital stock. The Company issued a total of 521,142 shares of the Company’s Class A common stock to the Sponsor in connection with the foregoing conversions.

In the year ended December 31, 2020, the Sponsor made contributions to us totaling $297,687, in exchange for which the Company issued 29,769 shares of Class A common stock to the Sponsor. As of March 31, 2021, there are 550,911 shares of the Company’s Class A common stock outstanding, all of which are held by our Sponsor.

Pursuant to a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least May 11, 2022, which may include but is not limited to additional advances or contributions to the Company, or both.

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

In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we determined that we do not have sufficient liquidity to meet our future obligations; however, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds that alleviate going concern. As of March 31, 2021, we had a working capital deficit of approximately $236,000, current liabilities of approximately $308,000 and cash of approximately $17,600.

For more information regarding our liquidity, see “—Liquidity and Capital Resources” above.

Critical Accounting Policies

Loans, Advances and Contributions from Related Parties

For information regarding loans, advances and contributions from related parties, see “(—Liquidity and Capital Resources” above.

Common stock subject to possible redemption

We have no outstanding Public Shares. As of the close of business on November 7, 2019, the Public Shares were deemed cancelled and represented only the right to receive the redemption amount. For information regarding the completion of the redemption, see Note 3 to our Unaudited Condensed Interim Financial Statements included in this Report.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021 and December 31, 2020.

Contractual Obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer (the “Certifying Officer”) who is both our principal executive and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Except as noted in the preceding paragraph, as of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2021.

Item 2. Unregistered Sales of Equity Securities

None.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Definition Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2021

SENTINEL ENERGY SERVICES INC.

By:	/s/ Gerald Cimador
Gerald Cimador
Chief Financial Officer (Principal Executive, Financial and Accounting Officer)