Form 10-Q
period 2021-09-30
Sentinel Energy Services Inc.
filed 2021-11-12
CIK 1709768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 554,411 shares of Class A common stock, par value $0.0001 per share and 862,500 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENTINEL ENERGY SERVICES INC.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$19,196	$77,792
Prepaid expenses	48,612	56,424
Total assets	$67,808	$134,216

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$323,348	$329,291
Accrued income and franchise taxes	3,260	8,450
Total liabilities	326,608	337,741

Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 554,411 and 550,911 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	55	55
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 862,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	86	86
Additional paid-in capital	5,644,400	5,609,400
Accumulated deficit	(5,903,341)	(5,813,066)
Total stockholders’ deficit	(258,800)	(203,525)
Total liabilities and stockholders’ deficit	$67,808	$134,216

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative	27,937	18,687	90,275	98,619
TOTAL EXPENSES	27,937	18,687	90,275	98,619

LOSS BEFORE INCOME TAX PROVISION	(27,937)	(18,687)	(90,275)	(98,619)

Income tax provision	—	—	—	—

Net loss	$(27,937)	$(18,687)	$(90,275)	$(98,619)

Weighted average number of common stock outstanding, basic and diluted[1]	1,416,911	1,397,873	1,415,347	1,217,281
Basic and diluted net loss per common stock	$(0.02)	$(0.01)	$(0.06)	$(0.08)

[1]	For the three and nine months ended September 30, 2021 and 2020, the Class A and Class B common stock participate in losses equally and thus are included together herein.

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Changes in STOCKHOLDERS’ DEFICIT

For the Three Months ended September 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2021	554,411	$55	862,500	$86	$5,644,400	$(5,875,404)	$(230,863)

Net loss	—	—	—	—	—	(27,937)	(27,937)
Balance as of September 30, 2021	554,411	$55	862,500	$86	$5,644,400	$(5,903,341)	$(258,800)

For the Three Months ended September 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of June 30, 2020	523,642	$52	862,500	$86	$5,336,716	$(5,744,198)	$(407,344)

Issuance of Class A shares to Sponsor	19,769	2	—	—	197,685	—	197,687

Net loss	—	—	—	—	—	(18,687)	(18,687)
Balance as of September 30, 2020	543,411	$54	862,500	$86	$5,534,401	$(5,762,885)	$(228,344)

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Changes in STOCKHOLDERS’ DEFICIT

For the Nine Months ended September 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	550,911	$55	862,500	$86	$5,609,400	$(5,813,066)	$(203,525)

Issuance of Class A shares to Sponsor	3,500	—	—	—	35,000	—	35,000

Net loss	—	—	—	—	—	(90,275)	(90,275)
Balance as of September 30, 2021	554,411	$55	862,500	$86	$5,644,400	$(5,903,341)	$(258,800)

For the Nine Months ended September 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	—	$—	862,500	$86	$—	$(5,664,266)	$(5,664,180)

Conversion of promissory note payable - Sponsor and advances from Sponsor into Class A common stock	521,142	52	—	—	5,211,365	—	5,211,417

Settlement of final distribution to Class A Stockholders	—	—	—	—	100,351	—	100,351

Issuance of Class A shares to Sponsor	22,269	2	—	—	222,685	—	222,687

Net loss	—	—	—	—	—	(98,619)	(98,619)
Balance as of September 30, 2020	543,411	$54	862,500	$86	$5,534,401	$(5,762,885)	$(228,344)

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Cash Flows

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(90,275)	$(98,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	7,812	(21,631)
Accounts payable and accrued expenses	(5,943)	(1,930,506)
Accrued income and franchise taxes	(5,190)	(259,533)
Net Cash Used In Operating Activities	(93,596)	(2,310,289)

Cash Flows From Financing Activities:
Proceeds from advances - Sponsor	—	1,832,134
Proceeds from issuance of Class A common stock - Sponsor	35,000	222,687
Payment to stockholders for the redemption of Class A shares	—	(1,152,035
Net Cash Provided By Financing Activities	35,000	902,786

Net decrease in cash	(58,596)	(1,407,503)

Cash at beginning of period	77,792	1,413,672

Cash at end of period	$19,196	$6,169

Supplemental cash flow information:
Cash paid for income taxes	$—	$259,284

Supplemental disclosure of non-cash financing activities:
Conversion of promissory note payable - Sponsor and advances from Sponsor into shares of common stock	$—	$5,211,417
Settlement of final distributions to Class A stockholders	$—	$100,351

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

At September 30, 2021, the Company had not yet commenced operations. All activity through September 30, 2021 relates to (1) the Company’s formation and issuance of the Founder Shares (as defined in Note 4), (2) the Public Offering (as defined below) and sale of warrants in a private placement to our Sponsor (the “Private Placement Warrants”) which closed in November 2017, (3) the subsequent a search for a business combination candidate, including activities in connection with an announced and subsequently terminated proposed business combination and (4) liquidation activities, including liquidation of the Trust Account (as defined below), following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company certificate of incorporation (the “Charter”). The Company has not generated any operating revenues since inception. The Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and sale of Private Placement Warrants until November 2019.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the redemption of the Public Shares, each stockholder received approximately $10.30 per share on November 18, 2019. The Company withheld approximately $1,350,000 from the distribution. In April 2020, the Company paid the income tax liability for the year ended December 31, 2019 of $259,284 and, following payment of distribution settlement expenses of $100,351, the Company distributed the remaining $1,152,035 to its public stockholders on May 4, 2020 for a distribution of approximately $0.03 per share. The Trust Account was subsequently closed with no balance remaining. In December 2019, the Company paid $225,990 in connection with the conversion of the Public Warrants.

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

Underwriting Discount

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

Liquidity

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds from the Sponsor that alleviate going concern. As of September 30, 2021, the Company had a working capital deficit of approximately $258,800, current liabilities of approximately $326,600 and had cash of approximately $19,200.

Pursuant a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least November 15, 2022. For additional information, see the information under the captions “Advances from Related Parties,” “Promissory Note Payable – Sponsor,” “Contributions from Related Party” and “Administrative Support Agreement” in Note 4.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the federal depository insurance credit limit of $250,000. At September 30, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the condensed balance sheets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to the shares of common stock by the weighted average number of shares outstanding for the periods. As a result of the redemption of Public Shares in November 2019, for the three and nine months ended September 30, 2021 and 2020, the Class A shares have no specific redemption rights. As a result, net loss per common share is calculated by dividing the net loss by the weighted average number of Class A and Class B shares outstanding for the periods.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

During the three and nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $0.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the unaudited condensed financial statements were issued are disclosed as subsequent events, while the unaudited condensed financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

3.	Public Offering and Private Placement Warrants

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

Simultaneously with the closing of the Public Offering on November 7, 2017, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a price of $1.50 per whole warrant ($8,000,000 in gross proceeds) in a private placement. Simultaneously with the closing of the overallotment, the Company consummated the private placement of an additional 600,000 Private Placement Warrants to the Sponsor, generating additional gross proceeds of $900,000.

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

In October 2017 and April 2018, the Sponsor transferred 37,500 Founder Shares to Marc Zenner and Jon A. Marshall, respectively, both of whom were independent directors of the Company at the time, at the original purchase price. Each of the Sponsor and Messrs. Zenner and Marshall subsequently agreed to forfeit 90% of their Founder Shares when the Company was unable to consummate a business combination prior to the deadline in its Charter, resulting in the Sponsor currently holding 855,000 Founder Shares and each of Messrs. Zenner and Marshall owning 3,750 Founder Shares. As a result, the total number of Founder Shares outstanding as of September 30, 2021 is 862,500.

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

Advances from Related Parties

During the three months ended September 30, 2021 and 2020, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $0 and $495, respectively. During the nine months ended September 30, 2021 and 2020, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $3,730 and $6,531, respectively. As of September 30, 2021 and December 31, 2020, the outstanding balance on the expenses paid on the Company’s behalf was $0 and $0, respectively. The Company repaid the $3,730 incurred in the nine months ended September 30, 2021 to the Sponsor using cash on hand.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

During the nine months ended September 30, 2020, the Sponsor advanced $1,832,134 to fund ongoing operations of the Company. These advances were due on demand and were non-interest bearing. During that same time period, the $4,211,777 outstanding in Sponsor advances, including the amount advanced in the nine months ended September 30, 2020, was converted into or treated as a capital contribution for which a total of 421,177 shares of Class A Common Stock of the Company was issued to the Sponsor at a conversion price of $10.00 per share. For additional information on the conversion and capital contribution, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources. The Sponsor has made no subsequent advances. As of September 30, 2021 and December 31, 2020, the outstanding balance on the advances was $0.

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

All unpaid principal under the Convertible Promissory Note was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company by the deadline specified in its Charter. As a result, the Convertible Promissory Note is no longer available to the Company as a source of financing and no amount has been outstanding thereunder since March 31, 2020. As of September 30, 2021 and December 31, 2020, the outstanding balance on Convertible Promissory Note was $0.

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

The Company did not incur any expenses under the administrative service agreement for the three and nine months ended September 30, 2021 and 2020.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5.	Stockholders’ Deficit

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares of Class A common stock, par value of $0.0001 per share, and 20,000,000 shares of Class B common stock, par value of $0.0001 per share, or the Founder Shares. If the Company entered into an initial business combination, it may (depending on the terms of such an initial business combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on an initial business combination to the extent the Company seeks stockholder approval in connection with an initial business combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock held by them.

The Sponsor currently holds 855,000 Founder Shares and each of Messrs. Zenner and Marshall holds 3,750 Founder Shares. For a discussion of transactions resulting in these holdings as well as transactions related to Class A common stock, see Note 4.

At September 30, 2021 and December 31, 2020, there were 554,411 and 550,911 shares of Class A common stock issued and outstanding, respectively, and 862,500 and 862,500 shares of Class B common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

Results of Operations

We have not generated any operating revenues to date, and we will likely not generate any operating revenues in the future. Our entire activity up to September 30, 2021 has related (1) the Company’s formation and issuance of the Founder Shares in June 2017, (2) the Public Offering and sale of Private Placement Warrants which closed in November 2017, (3) the subsequent search for a business combination candidate, including activities in connection with an announced and subsequently terminated proposed business combination, and (4) liquidation activities following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company’s Charter.

For the three months ended September 30, 2021, we had a net loss of $27,937, which consisted primarily of general and administrative expenses. For the three months ended September 30, 2020, we had a net loss of $18,687, which consisted primarily of general and administrative expenses.

For the nine months ended September 30, 2021, we had a net loss of $90,275 which consisted primarily of general and administrative expenses. For the nine months ended September 30, 2020, we had a net loss of $98,619, which consisted primarily of general and administrative expenses.

Liquidity and Capital Resources

We presently have no revenue; our net loss was $90,275 and $98,619 for the nine months ended September 30, 2021 and 2020, respectively, and consists primarily of professional fees. For the nine months ended September 30, 2021, our liquidity needs were satisfied through funding from our Sponsor pursuant to a commitment letter provided by the same. The Company does not expect to seek loans, advances or contributions from parties other than the Sponsor or an affiliate of the Sponsor.

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

As of September 30, 2021, there is no amount advanced from our Sponsor that remains unconverted to shares of our capital stock.

As of September 30, 2021, there are 554,411 shares of the Company’s Class A common stock outstanding, all of which are held by our Sponsor.

Pursuant to a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least November 15, 2022, which may include but is not limited to additional advances or contributions to the Company, or both.

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

In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we determined that we do not have sufficient liquidity to meet our future obligations; however, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds that alleviate going concern. As of September 30, 2021, we had a working capital deficit of approximately $258,800, current liabilities of approximately $326,600 and cash of approximately $19,200.

For more information regarding our liquidity, see “Liquidity and Capital Resources” above.

Critical Accounting Policies

Loans, Advances and Contributions from Related Parties

For information regarding loans, advances and contributions from related parties, see “Liquidity and Capital Resources” above.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021 and December 31, 2020.

Contractual Obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2021.

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

Item 4. Controls and Procedures

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

Item 5. Other Information

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

November 12, 2021

SENTINEL ENERGY SERVICES INC.

By:	/s/ Gerald Cimador
Gerald Cimador
Chief Financial Officer (Principal Executive, Financial and Accounting Officer)