Form 10-K
period 2021-12-31
Sentinel Energy Services Inc.
filed 2022-04-15
CIK 1709768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the last sale price was approximately $562,500.

As of April 15, 2022, 554,411 shares of Class A common stock, par value $0.0001 per share and 862,500 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“we,” “us,” “company,” “Sentinel,” “Company” or “our company” are to Sentinel Energy Services Inc.;

●	“common stock” are to our Class A common stock and Class B common stock, collectively;

●	“CSL” are to CSL Capital Management, L.P., an SEC-registered private equity firm headquartered in Houston, Texas;

●	“DGCL” are to the General Corporation Law of the State of Delaware as the same may be amended from time to time;

●	“Domestication” are to the Company’s change of jurisdiction from the Cayman Islands to the State of Delaware on December 28, 2018;

●	“Founder Shares” are to our Class B common stock, 862,500 of which are currently outstanding;

●	“management” or our “management team” are to our executive officers and directors;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of the Public Offering;

●	“Public Offering” are the Company’s initial public offering;

●	“Public Shares” are to our shares of Class A common stock, par value $0.0001, initially sold as part of the Units in the Public Offering. As a result of the Domestication, each of our issued and outstanding Class A ordinary shares automatically converted by operation of law into one share of Class A common stock of the Company;

●	“public stockholders” are to the holders of the Public Shares;

●	“Public Warrants” are to warrants exercising to purchase one share of Class A Common stock, one third one such Public Warrant which was included in each Unit sold as part of the Public Offering;

●	“Units” are to those units of the Company sold in the Public Offering which consisted of (A) one Public Share and (B) one-third of one Public Warrant; and

●	“Sponsor” are to Sentinel Management Holdings, LLC, a Delaware limited liability company;

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

As of December 31, 2021, the Company has not yet commenced operations. All activity through December 31, 2021 related to (1) the Company’s formation and issuance of the Founder Shares in June 2017, (2) the Public Offering and sale of Private Placement Warrants (each as defined below) which closed in November 2017, (3) the subsequent search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike Capital, LLC (“Strike”) and (4) liquidation activities following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company’s certificate of incorporation (the “Charter”). The Company has not generated any operating revenues since inception. The Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and sale of Private Placement Warrants until November 2019.

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

As of December 31, 2021, there are no Units, Public Shares, Public Warrants or Private Placement Warrants outstanding. Additional shares of Class A common stock have been issued and shares of Class B Common stock remain outstanding. For more information, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence-Certain Relationships and Related Transactions.”

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

The Founder Shares entitle the holders to elect all of our directors prior to an initial business combination. We were unable to complete a business combination by the deadline in our Charter, and thus a business combination is unlikely. Holders of Class A common stock will have no right to vote on the election of directors during such time. This provision of our Charter may only be amended by a resolution passed by a majority of at least two-thirds of our common stock entitled to vote on such amendment. As a result, holders of Class A common stock do not have any influence over the election of directors prior to an initial business combination. Accordingly, holders of Founder Shares may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that holders of Class A common stock do not support, including amendments to our Charter and approval of major corporate transactions. If the holders of the Founder Shares purchase any additional common stock in privately negotiated transactions, this would increase their control. Neither the holders of the Founder Shares nor, to our knowledge, any of our officers or directors have any current intention to purchase additional securities, other than in connection with funding our ongoing operations and expenses. In addition, our board of directors, whose members were elected by the then-holders of the Founder Shares, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of a business combination, in which case all of the current directors will continue in office until at least the completion of a business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position through the Founder Shares, will have considerable influence regarding the outcome.

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

Holders

On April 15, 2022, there were no holders of record of the Units, one holder of record of our Class A common stock, three holders of record of our Class B common stock, referred to herein as the Founder Shares, and no holders of record of our warrants for purchase of shares of our Class A common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no equity compensation plans for its officers or directors.

Sales of Unregistered Securities

On May 3, 2021, the Company issued 3,500 of its Class A Common Stock to the Sponsor pursuant to a private placement offering in exchange for the Sponsor's payment of a $35,000 capital contribution. The proceeds were used to support the ongoing operations of the Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases to disclose during the three months ended December 31, 2021.

Item 6. [Reserved]

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

Results of Operations

We have not generated any operating revenues to date, and we will likely not generate any operating revenues in the future. Our entire activity up to December 31, 2021 has related (1) the Company’s formation and issuance of the Founder Shares in June 2017, (2) the Public Offering and sale of Private Placement Warrants which closed in November 2017, (3) the subsequent search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike, and (4) liquidation activities following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company’s Charter. For the year ended December 31, 2021, we had a net loss of $112,810, which consisted of $112,810 of general and administrative expenses. For the year ended December 31, 2020, we had a net loss of $148,800, which consisted of $148,800 of general and administrative expenses.

Liquidity and Capital Resources

We presently have no revenue; our net loss was $ 112,810 and $ 148,800 for the years ended December 31, 2021 and 2020, respectively, and consists primarily of professional fees. For the year ended December 31, 2021, our liquidity needs were satisfied through funding from our Sponsor. The Company does not expect to seek loans, advances or contributions from parties other than the Sponsor or an affiliate of the Sponsor.

Loans and Advances from Related Party

During the year ended December 31, 2021 and 2020, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $11,188 and $15,858, respectively. As of December 31, 2021 and 2020, the outstanding balance on the expenses paid on the Company’s behalf was $0 and $10,713, respectively. The Company repaid $7,457 during the year ended December 31, 2021 to the Sponsor using cash on hand.

During the year ended December 31, 2020, the Sponsor advanced $1,832,134 to fund ongoing operations of the Company. These advances were due on demand and were non-interest bearing. During that same time period, the $4,211,777 outstanding in Sponsor advances, including the amount advanced in the year ended December 31, 2020, was converted into or treated as a capital contribution for which a total of 421,177 shares of Class A Common Stock of the Company was issued to the Sponsor at a conversion price of $10.00 per share. The Sponsor has made no subsequent advances. As of December 31, 2021 and 2020, the outstanding balance on the advances was $0.

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

All unpaid principal under the Convertible Promissory Note was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company by the deadline specified in its Charter. As a result, the Convertible Promissory Note is no longer available to the Company as a source of financing and no amount has been outstanding thereunder since March 31, 2020. As of December 31, 2021 and 2020, the outstanding balance on Convertible Promissory Note was $0.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds from the Sponsor that alleviate going concern. As of December 31, 2021, the Company had a working capital deficit of approximately $280,980, current liabilities of approximately $337,800 and had cash of approximately $8,300.

Pursuant a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least April 15, 2023.  For more information regarding our liquidity, see “-Liquidity and Capital Resources” above.

Critical Accounting Policies

Loans, Advances and Contributions from Related Parties

For information regarding loans, advances and contributions from related parties, please see “-Liquidity and Capital Resources” above.

Common stock subject to possible redemption

We have no outstanding Public Shares. As of the close of business on November 7, 2019, the Public Shares were deemed cancelled and represented only the right to receive the redemption amount. For information regarding the completion of the redemption, see “Item 1. Business-Offerings and Liquidation.”

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to the shares of common stock by the weighted average number of shares outstanding for the periods. As a result of the redemption of Public Shares in November 2019, for the years ended December 31, 2021 and 2020, the Class A shares have no specific redemption rights. As a result, net loss per common share is calculated by dividing the net loss by the weighted average number of Class A and Class B shares outstanding for the periods.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

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

SENTINTEL ENERGY SERVICES INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Sentinel Energy Services Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sentinel Energy Services Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Whippany, New Jersey

April 15, 2022

PCAOB ID Number 100

SENTINEL ENERGY SERVICES INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$8,314	$77,792
Prepaid expenses	48,415	56,424
Total assets	$56,729	$134,216

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$338,064	$329,291
Accrued income and franchise taxes	—	8,450
Total liabilities	338,064	337,741

Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 554,411 and 550,911 shares issued and outstanding at December 31, 2021 and 2020, respectively	55	55
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 862,500 shares issued and outstanding at December 31, 2021 and 2020	86	86
Additional paid-in capital	5,644,400	5,609,400
Accumulated deficit	(5,925,876)	(5,813,066)
Total stockholders’ deficit	(281,335)	(203,525)
Total liabilities and stockholders’ deficit	$56,729	$134,216

See accompanying notes to financial statements

SENTINEL ENERGY SERVICES INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020

REVENUE	$—	$—

EXPENSES
General and administrative	112,810	148,800
TOTAL EXPENSES	112,810	148,800

LOSS BEFORE INCOME TAX PROVISION	(112,810)	(148,800)

Income tax provision	—	—

Net loss	$(112,810)	$(148,800)

Weighted average number of common stock outstanding, basic and diluted [1]	1,415,741	1,264,638
Basic and diluted net loss per common stock	$(0.08)	$(0.12)

[1]	For the years ended December 31, 2021 and 2020, the Class A and Class B common stock participate in losses equally and thus are included together herein.

See accompanying notes to financial statements

SENTINEL ENERGY SERVICES INC.

StatementS of Changes in STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2020	—	$—	862,500	$86	$—	$(5,664,266)	$(5,664,180)

Conversion of promissory note payable - Sponsor and advances from Sponsor into Class A common stock	521,142	52	—	—	5,211,365	—	5,211,417

Settlement of final distribution to Class A Stockholders	—	—	—	—	100,351	—	100,351

Issuance of Class A shares to Sponsor	29,769	3			297,684		297,687

Net loss	—	—	—	—	—	(148,800)	(148,800)
Balances as of December 31, 2020	550,911	$55	862,500	$86	$5,609,400	$(5,813,066)	$(203,525)

Issuance of Class A shares to Sponsor	3,500	—	—	—	35,000	—	35,000

Net loss	—	—	—	—	—	(112,810)	(112,810)
Balance as of December 31, 2021	554,411	$55	862,500	$86	$5,644,400	$(5,925,876)	$(281,335)

See accompanying notes to financial statements

SENTINEL ENERGY SERVICES INC.

StatementS of Cash Flows

	For the Years Ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(112,810)	$(148,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	8,009	(19,027)
Accounts payable and accrued expenses	8,773	(1,891,876)
Accrued income and franchise taxes	(8,450)	(253,963)
Net Cash Used In Operating Activities	(104,478)	(2,313,666)

Cash Flows From Financing Activities:
Proceeds from advances - Sponsor	—	1,832,134
Proceeds from issuance of Class A common stock - Sponsor	35,000	297,687
Payment to shareholders for the redemption of Class A shares	—	(1,152,035)
Net Cash Provided By Financing Activities	35,000	977,786

Net decrease in cash	(69,478)	(1,335,880)

Cash at beginning of period	77,792	1,413,672

Cash at end of period	$8,314	$77,792

Supplemental cash flow information:
Cash paid for income taxes	$—	$259,284

Supplemental disclosure of non-cash financing activities:
Conversion of promissory note payable - Sponsor and advances from Sponsor into shares of common stock	$—	$5,211,417
Settlement of final distributions to Class A stockholders	$—	$100,351

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

At December 31, 2021, the Company had not yet commenced operations. All activity through December 31, 2021 relates to (1) the Company’s formation and issuance of the Founder Shares (as defined in Note 4), (2) the Public Offering (as defined below) and sale of warrants in a private placement to our Sponsor (the “Private Placement Warrants”) which closed in November 2017, (3) the subsequent a search for a business combination candidate, including activities in connection with an announced and subsequently terminated proposed business combination and (4) liquidation activities, including liquidation of the Trust Account (as defined below), following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company certificate of incorporation (the “Charter”). The Company has not generated any operating revenues since inception. The Company generated non-operating income in the form of interest income from the proceeds derived from the Public Offering and sale of Private Placement Warrants until November 2019.

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds from the Sponsor that alleviate going concern. As of December 31, 2021, the Company had a working capital deficit of approximately $281,000, current liabilities of approximately $338,000 and had cash of approximately $8,300.

Pursuant a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least April 15, 2023. For additional information, see the information under the captions “Advances from Related Parties,” “Promissory Note Payable – Sponsor,” “Contributions from Related Party” and “Administrative Support Agreement” in Note 4.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with a commitment letter from the Sponsor. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the federal depository insurance credit limit of $250,000. At December 31, 2021 and 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 outbreak and other events (such as the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to the shares of common stock by the weighted average number of shares outstanding for the periods. As a result of the redemption of Public Shares in November 2019, for the years ended December 31, 2021 and 2020, the Class A shares have no specific redemption rights. As a result, net loss per common share is calculated by dividing the net loss by the weighted average number of Class A and Class B shares outstanding for the periods.

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

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

During the years ended December 31, 2021 and 2020, the Company recorded income tax expense of $0.

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

During the liquidation period, the Company and the holders of its Public Warrants executed an amendment to the Warrant Agreement, dated as of November 2, 2017, between the Company and Continental Stock Transfer & Trust Company, to automatically convert all of the outstanding Public Warrants into the right to receive $0.02 per whole Public Warrant, payable in cash. In December 2019, the Company paid $225,990 to its warrant holders in connection with the conversion of the Public Warrants.

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

In October 2017 and April 2018, the Sponsor transferred 37,500 Founder Shares to Marc Zenner and Jon A. Marshall, respectively, both of whom were independent directors of the Company at the time, at the original purchase price. Each of the Sponsor and Messrs. Zenner and Marshall subsequently agreed to forfeit 90% of their Founder Shares when the Company was unable to consummate a business combination prior to the deadline in its Charter, resulting in the Sponsor currently holding 855,000 Founder Shares and each of Messrs. Zenner and Marshall owning 3,750 Founder Shares. As a result, the total number of Founder Shares outstanding as of December 31, 2021 is 862,500.

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

Advances from Related Parties

During the year ended December 31, 2021 and 2020, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $11,188 and $15,858, respectively. As of December 31, 2021 and 2020, the outstanding balance on the expenses paid on the Company’s behalf was $0 and $12,063, respectively. The Company repaid the $3,730 incurred in the year ended December 31, 2021 to the Sponsor using cash on hand.

During the year ended December 31, 2020, the Sponsor advanced $1,832,134 to fund ongoing operations of the Company. These advances were due on demand and were non-interest bearing. During that same time period, the $4,211,777 outstanding in Sponsor advances, including the amount advanced in the year ended December 31, 2020, was converted into or treated as a capital contribution for which a total of 421,177 shares of Class A Common Stock of the Company was issued to the Sponsor at a conversion price of $10.00 per share. The Sponsor has made no subsequent advances. As of December 31, 2021 and 2020, the outstanding balance on the advances was $0.

Promissory Note Payable - Sponsor

On March 1, 2019, the Company issued a convertible promissory note (the “Convertible Promissory Note”) in the amount of up to $1,500,000 with the Sponsor to fund the Company’s ongoing expenses. The Convertible Promissory Note does not bear interest and all unpaid principal was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company. The Sponsor had the option to convert any amounts outstanding under the Convertible Promissory Note into warrants of a post-business combination entity to purchase shares, at a conversion price of $1.50 per warrant. On March 31, 2020, the Sponsor converted the $999,640 outstanding into 99,964 shares of Class A Common Stock of the Company at a conversion price of $10.00 per share. As a result, the Convertible Promissory Note is no longer available to the Company as a source of financing and no amount has been outstanding thereunder since March 31, 2020. As of December 31, 2021 and 2020, the outstanding balance on Convertible Promissory Note was $0.

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

In May 2021, the Company received a contribution of $35,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 3,500 shares of the Company’s Class A common stock at $10.00 per share on May 3, 2021.

As of December 31, 2021 and 2020, there were 554,411 and 550,911 shares of the Company’s Class A common stock outstanding, respectively, all of which are held by the Sponsor.

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

At December 31, 2021 and 2020, there were 554,411 and 550,911 shares of Class A common stock issued and outstanding, respectively, and 862,500 and 862,500 shares of Class B common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

6. Income Taxes

The Company’s deferred tax assets are as follows at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deferred tax asset
Net operating losses	$26,195	33,879
Valuation Allowance	(26,195)	(33,879)
Deferred tax asset, net of allowance	$-	-

The income tax provision (benefit) consists of the following for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Federal
Current	$23,690	$31,248
Deferred	2,505	2,631
State and Local
Current	-	-
Deferred	-	-
Change in valuation allowance	26,195	33,879
Income tax provision	$-	$-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2021 and 2020, the change in the valuation allowance was $26,195 and $33,879, respectively.

A reconciliation of the statutory tax rate to the Company’s effective tax rates for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	3.64%	3.64%
Other	(2.50)%	(1.87)%
Change in valuation allowance	(22.14)%	(22.77)%
Income tax provision (benefit)	0.00%	0.00%

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of December 31, 2021, our directors and officers are as follows:

Name	Age	Title
Gerald Cimador	49	Chief Financial Officer and Chief Accounting Officer
Kent Jamison	63	General Counsel and Secretary
Andrew F. J. Gould	75	Chairman of the Board of Directors
Krishna Shivram	59	Director
Charles S. Leykum	44	Director

Gerald Cimador - Chief Financial Officer and Chief Accounting Officer. Gerald Cimador has served as our Chief Financial Officer and Chief Accounting officer since June 16, 2017. He is currently serving as the Chief Financial Officer of CSL. From 1999 to 2008 Mr. Cimador was Controller of Moore Capital Management LP, a private investment management firm. Prior to that, from 1997 to 1999, Mr. Cimador served as Audit Manager of Ernst & Young LLP. Mr. Cimador started his career as Audit Senior for Goldstein Golub Kessler & Co. from 1994-1997. He has a BBA in Accounting from Hofstra University.

Kent Jamison - General Counsel and Secretary. Kent Jamison has served as our General Counsel and Secretary since June 16, 2017 and served as a member of our board of directors from January 2, 2018 until November 7, 2018. Mr. Jamison joined CSL in May 2015 as General Counsel. His responsibilities included overseeing legal and related compliance matters for the Investment Manager and the Portfolio Companies. Before joining the Investment Manager, Mr. Jamison was a senior partner at Locke Lord LLP, focusing primarily on private equity and merger and acquisition transactions and securities compliance matters. Mr. Jamison holds a B.A. cum laude from Davidson College and a J.D. cum laude from Wake Forest University.

Andrew F. J. Gould - Director. Andrew Gould has served as Chairman of our board of directors since June 30, 2017. Mr. Gould served as the Chairman of the Board of Directors and Chief Executive Officer of Schlumberger Limited from 2003 until his retirement in 2011. Mr. Gould started his career at Schlumberger in 1975 and held various leadership roles throughout the world before his appointment as the Chief Executive Officer. Mr. Gould currently serves as an independent director of Saudi Aramco and as a director of BJS LLC. He previously served as a non-executive director of Rio Tinto, a resources and mining corporation, from 2002 until 2012, and a non-executive director and Chairman of BG Group, an international exploration and production company, from 2011 until 2016. Mr. Gould has a Bachelor’s degree in Economic History from Cardiff University and qualified as a chartered accountant in the United Kingdom.

Krishna Shivram - Director. Krishna Shivram served as our Chief Executive Officer from June 16, 2017 to December 30, 2020. He was recently interim Chief Executive Officer and Chief Financial Officer of Weatherford International plc, a provider of oil and gas services. He was previously appointed Executive Vice President and Chief Financial Officer of Weatherford International plc in November 2013. He has over 29 years of financial and operational management experience in the oilfield service industry and previously worked for Schlumberger Ltd. in a variety of roles across the globe. Immediately prior to joining Weatherford, Mr. Shivram served as Vice President and Treasurer of Schlumberger Ltd. since January 2011. During his tenures with Weatherford and Schlumberger, Mr. Shivram either directly or as part of a team effected M&A transactions valued at over $15 billion, creating significant shareholder value in the process. Mr. Shivram currently also serves on the board of directors of Ranger Energy Services, Inc.

Charles S. Leykum - Director. Charles S. Leykum has served as a member of our board of directors since June 16, 2017. Mr. Leykum founded CSL, an energy services-focused private equity firm in 2008. Prior to founding CSL, Mr. Leykum was a Portfolio Manager at Soros Fund Management LLC. Before his time at Soros, he worked in the Principal Investment Area and the Investment Banking Division of Goldman Sachs & Co. Mr. Leykum currently also serves on the board of directors of Ranger Energy Services, Inc. Mr. Leykum graduated with a Bachelor of Arts in Economics from Columbia University and a Master of Business Administration from Harvard Business School.

Number and Terms of Office of Executive Officers and Directors

Our board of directors is divided into three classes, each of which serves for a term of three years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Following the Domestication, the board of directors assigned terms of office to our directors in office in accordance with the Charter filed in connection therewith. The term of office of the first class of directors, consisting of Jon Marshall, was to expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Marc Zenner and Mr. Shivram, was to expire at the second annual meeting of stockholders. The term of office for the third class of directors, consisting of Messrs. Leykum and Gould, was to expire at the third annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders and no annual meeting has been held since the Domestication. A director holds office until the annual meeting of stockholders for the year in which his or her term expires and until his or her successor has been elected and qualified, subject, however, to such director’s earlier death, resignation, retirement, disqualification or removal. As a result, no term of office of any of the directors has expired by the passage of time. Messrs. Zenner and Marshall have subsequently resigned on May 28, 2020.

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

Based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC, we believe that during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner, except that our Sponsor had one late form 4 filing on March 31, 2021 on which five transactions were reported late; CSL Sentinel Holdings, LLC had one late form 4 filing on March 31, 2021 on which five transactions were reported late and one late form 4 filing on August 16, 2021, on which one transaction was reported late; Messrs. Zenner and Marshall each had one late form 4 filing on March 31, 2021 on which one transaction was reported late; and Mr. Leykum had one late form 4 filing on March 31, 2021, on which five transactions were reported late and one late form 4 filing on August 16, 2021, on which one transaction was reported late.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information available to us at April 15, 2022 regarding the beneficial ownership of our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 554,411shares of Class A common stock, or the Founders Shares, and 862,500 shares of Class B common stock issued and outstanding as of April 15, 2022. Voting power represents the combined voting power of Class A common stock or Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A commons stock and Class B common stock generally vote together as a single class.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name of Beneficial Owners (1)	Beneficially Owned	Percent of Class	Beneficially Owned	Percent of Class
5% Stockholders:
Sentinel Management Holdings, LLC (2)	554,411	100%	855,000	99.1%
CSL Sentinel Holdings, LLC (2)	554,411	100%	855,000	99.1%
Charles S. Leykum (2)	554,411	100%	855,000	99.1%
Executive Officers and Directors:
Gerald Cimador	-	-	-	-
Kent Jamison	-	-	-	-
Andrew F. J. Gould	-	-	-	-
Krishna Shivram	-	-	-	-
Charles S. Leykum (2)	554,411	100%	855,000	99.1%
All Executive Officers and Directors as a Group	554,411	100%	855,000	99.1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 700 Louisiana Street, Suite 2700, Houston, Texas, 77002.

(2)	Sentinel Management Holdings, LLC, or the Sponsor, is the record holder of the shares reported herein. Mr. Leykum is the managing member of CSL Sentinel Holdings, LLC, and CSL Sentinel Holdings, LLC is the managing member of the Sponsor. As such, Mr. Leykum and CSL Sentinel Holdings, LLC may be deemed to have or share beneficial ownership of the shares of common stock held directly by the Sponsor. Mr. Leykum and CSL Sentinel Holdings, LLC disclaim beneficial ownership of these shares in excess of their pecuniary interest, if any, therein.

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

The Sponsor subsequently transferred 37,500 Founder Shares at their original purchase price to Marc Zenner in October 2017 and Jon A. Marshall in April 2018, both of whom were independent directors of the Company at the time. Each of the Sponsor and Messrs. Zenner and Marshall subsequently agreed to forfeit 90% of their Founder Shares when the Company was unable to consummate a business combination prior to the deadline in its Charter, resulting in the Sponsor currently holding 855,000 Founder Shares and each of Messrs. Zenner and Marshall owning 33,750 Founder Shares. As a result, the total number of Founder Shares outstanding as of December 31, 2021 is 862,500.

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

Loans and Advances from Related Party

The Company does not expect to seek loans, advances or contributions from parties other than the Sponsor or an affiliate of the Sponsor. During the year ended December 31, 2021 and 2020, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $11,188 and $15,858, respectively. As of December 31, 2021 and 2020, the outstanding balance on the expenses paid on the Company’s behalf was $0 and $12,063, respectively. The Company repaid the $3,730 incurred in the year ended December 31, 2021 to the Sponsor using cash on hand.

During the year ended December 31, 2020, the Sponsor advanced $1,832,134 to fund ongoing operations of the Company. These advances were due on demand and were non-interest bearing. During that same time period, the $4,211,777 outstanding in Sponsor advances, including the amount advanced in the year ended December 31, 2020, was converted into or treated as a capital contribution for which a total of 421,177 shares of Class A Common Stock of the Company was issued to the Sponsor at a conversion price of $10.00 per share. The Sponsor has made no subsequent advances. As of December 31, 2021 and 2020, the outstanding balance on the advances was $0.

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

All unpaid principal under the Convertible Promissory Note was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company by the deadline specified in its Charter. As a result, the Convertible Promissory Note is no longer available to the Company as a source of financing and no amount has been outstanding thereunder since March 31, 2020. As of December 31, 2021 and 2020, the outstanding balance on Convertible Promissory Note was $0.

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

In May 2021, the Company received a contribution of $35,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 3,500 shares of the Company’s Class A common stock at $10.00 per share on May 3, 2021.

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

The Company did not incur any expenses under the administrative service agreement for the years ended December 31, 2021 and 2020.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the years ended December 31, 2021 and 2020 totaled approximately $34,000 and $34,000, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2021 and 2020, we did not pay for consultations concerning financial accounting and reporting standards.

Tax Fees. We paid $3,500 and $4,500, respectively, to WithumSmith+Brown, PC for tax planning and tax compliance for the years ended December 31, 2021 and 2020.

All Other Fees. We did not pay WithumSmith+Brown, PC for other services for the years ended December 31, 2021 and 2020.

Pre-Approval Policy

The Company had no audit committee for our fiscal year ended December 31, 2021. Since our audit committee disbanded in late 2019, one of our executive officers has approved and expects to pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved prior to the completion of the audit).

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

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
3.2	Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.1	Specimen Unit Certificate (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.5 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File no. 333-228366), filed with the SEC on November 29, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.4	Warrant Agreement, dated November 2, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2017).
4.5	Amendment to the Warrant Agreement, dated as of December 9, 2019, between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2019).
4.6	Description of Capital Stock (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2020).

10.1	Amended and Restated Securities Purchase Agreement, dated June 30, 2017, between the Company and the Sponsor (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).
10.2	Letter Agreement, dated November 2, 2017, by and between the Company, the Sponsor, Krishna Shivram, Andrew F. J. Gould, Charles S. Leykum, Vivek Raj, Gerald Cimador, Kent Jamison and Marc Zenner (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on November 7, 2017).
10.3	Registration Rights Agreement, dated November 2, 2017, between the Company, the Sponsor and certain other security holders (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on November 7, 2017).
10.4	Form of Indemnity Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).
10.5	Letter Agreement, dated January 31, 2018, by and between the Company and Jon A. Marshall (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on February 5, 2018).
10.6	Indemnification Agreement, dated January 31, 2018, by and between the Company and Jon A. Marshall (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on February 5, 2018).
10.7	Convertible Promissory Note, dated as of March 1, 2019, issued to the Sponsor (incorporated by reference to the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on March 6, 2019).
10.8	Conversion Agreement, dated March 31, 2020, by and between the Company and the Sponsor (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2020).
14	Code of Ethics (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).
21.1	The Company has no subsidiaries.
24.1	Power of Attorney (included in the signature pages herein)*
31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTINEL ENERGY SERVICES INC.

April 15, 2022	By:	/s/ Gerald Cimador
		Name:	Gerald Cimador
		Title:	Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

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

Name	Position	Date

/s/ Gerald Cimador	Chief Financial Officer and Chief Accounting Officer
Gerald Cimador	(Principal Executive, Financial and Accounting Officer)	April 15, 2022

/s/ Andrew F.J. Gould	Chairman of the Board of Directors
Andrew F.J. Gould		April 15, 2022

/s/ Krishna Shivram	Director
Krishna Shivram		April 15, 2022

/s/ Charles S. Leykum	Director
Charles S. Leykum		April 15, 2022