Form 10-Q
period 2022-03-31
Sentinel Energy Services Inc.
filed 2022-05-23
CIK 1709768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-38271

SENTINEL ENERGY SERVICES INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1370747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Summer Street Suite 1100

Houston, TX 77007

(281) 407-0686

Address (including zip code) and telephone number (including area code) of principal executive offices

700 Louisiana Street, Suite 2700

Houston, Texas 77002

Former address (if changed since last report)

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

As of May 23, 2022, 556,911 shares of Class A common stock, par value $0.0001 per share and 862,500 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENTINEL ENERGY SERVICES INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$19,314	$8,314
Prepaid expenses	11,751	12,824
Total current liabilities	31,065	21,138

Prepaid expenses – long term	32,987	35,591
Total assets	$64,052	$56,729

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	$356,944	$338,064
Total liabilities	356,944	338,064

Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 556,911 and 554,411 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	55	55
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 862,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	86	86
Additional paid-in capital	5,669,400	5,644,400
Accumulated deficit	(5,962,433)	(5,925,876)
Total stockholders’ deficit	(292,892)	(281,335)
Total liabilities and stockholders’ deficit	$64,052	$56,729

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
REVENUE	$—	$—

EXPENSES
General and administrative	36,557	32,688
TOTAL EXPENSES	36,557	32,688

LOSS BEFORE INCOME TAX PROVISION	(36,557)	(32,688)

Income tax provision	—	—

Net loss	$(36,557)	$(32,688)

Weighted average number of shares of common stock outstanding, basic and diluted [1]	1,415,224	1,413,411
Basic and diluted net loss per share of common stock	$(0.03)	$(0.02)

[1]	For the quarters ended March 31, 2022 and 2021, the Class A and Class B common stock participate in losses equally and thus are included together herein.

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Changes in STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	554,411	$55	862,500	$86	$5,644,400	$(5,925,876)	$(281,335)

Issuance of Class A shares to Sponsor	2,500	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	—	(36,557)	(36,557)

Balance as of March 31, 2022	556,911	$55	862,500	$86	$5,669,400	$(5,962,433)	$(292,892)

For the three months ended March 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	550,911	$55	862,500	$86	$5,609,400	$(5,813,066)	$(203,525)

Net loss	—	—	—	—	—	(32,688)	(32,688)

Balance as of March 31, 2021	550,911	$55	862,500	$86	$5,609,400	$(5,845,754)	$(236,213)

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Cash Flows

	For the three months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(36,557)	$(32,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	1,073	—
Prepaid expenses – long term	2,604	2,604
Accounts payable and accrued expenses	18,880	(21,415)
Accrued income and franchise taxes	—	(8,450)
Net Cash used in Operating Activities	(14,000)	(59,949)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A common stock - Sponsor	25,000	—
Net Cash provided by Financing Activities	25,000	—

Net change in cash	11,000	(59,949)
Cash at beginning of period	8,314	77,792
Cash at end of period	$19,314	$17,843

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

At March 31, 2022, the Company had not yet commenced operations. All activity through March 31, 2022 relates to (1) the Company’s formation and issuance of the Founder Shares (as defined in Note 4), (2) the Public Offering (as defined below) and sale of warrants in a private placement to our Sponsor (the “Private Placement Warrants”) which closed in November 2017, (3) the subsequent a search for a business combination candidate, including activities in connection with an announced and subsequently terminated proposed business combination and (4) liquidation activities, including liquidation of the Trust Account (as defined below), following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company certificate of incorporation (the “Charter”). The Company has not generated any operating revenues since inception. The Company generated non-operating income in the form of interest income from the proceeds derived from the Public Offering and sale of Private Placement Warrants until November 2019.

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds from the Sponsor that alleviate going concern. As of March 31, 2022, the Company had a working capital deficit of approximately $326,000, current liabilities of approximately $357,000 and had cash of approximately $19,000.

Pursuant a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least May 23,2023. For additional information, see the information under the captions “Advances from Related Parties,” “Promissory Note Payable – Sponsor,” “Contributions from Related Party” and “Administrative Support Agreement” in Note 4.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2022 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 15, 2022.

Reclassification

Certain amounts have been reclassified to conform to current year presentation.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 outbreak and other events (such as the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on the industry and has concluded that while it is reasonably possible that the outbreak and other events could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31 2022 and December 31, 2021.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to the shares of common stock by the weighted average number of shares outstanding for the periods. As a result of the redemption of Public Shares in November 2019, for the quarters ended March 31, 2022 and 2021, the Class A shares have no specific redemption rights. As a result, net loss per common share is calculated by dividing the net loss by the weighted average number of Class A and Class B shares outstanding for the periods.

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

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

During the quarters ended March 31, 2022 and 2021, the Company recorded income tax expense of $0.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In October 2017 and April 2018, the Sponsor transferred 37,500 Founder Shares to Marc Zenner and Jon A. Marshall, respectively, both of whom were independent directors of the Company at the time, at the original purchase price. Each of the Sponsor and Messrs. Zenner and Marshall subsequently agreed to forfeit 90% of their Founder Shares when the Company was unable to consummate a business combination prior to the deadline in its Charter, resulting in the Sponsor currently holding 855,000 Founder Shares and each of Messrs. Zenner and Marshall owning 3,750 Founder Shares. As a result, the total number of Founder Shares outstanding as of March 31, 2022 is 862,500.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Advances from Related Parties

During the three months ended March 31, 2022 and 2021, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $0 and $3,730, respectively. As of March 31, 2022 and December 31, 2021, there was no outstanding balance due to related parties.

Promissory Note Payable – Sponsor

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

All unpaid principal under the Convertible Promissory Note was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company by the deadline specified in its Charter. As a result, the Convertible Promissory Note is no longer available to the Company as a source of financing and no amount has been outstanding thereunder since March 31, 2020. As of March 31, 2022 and December 31, 2021, the outstanding balance on Convertible Promissory Note was $0.

Contributions from Related Party

In January 2022, the Company received a contribution of $25,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 2,500 shares of the Company’s Class A common stock at $10.00 per share on January 25, 2022.

As of March 31, 2022 and December 31, 2021, there were 556,911 and 554,411 shares of the Company’s Class A common stock outstanding, respectively, all of which are held by the Sponsor.

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

The Company did not incur any expenses under the Administrative Support Agreement for the three months ended March 31, 2022 and 2021.

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

At March 31, 2022 and December 31, 2021, there were 556,911 and 554,411 shares of Class A common stock issued and outstanding, respectively, and 862,500 and 862,500 shares of Class B common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Overview

The Company was formed as a blank check company for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. For more information about the Company, please see Note 1 to our Unaudited Condensed Financial Statements included in this Report.

Results of Operations

We have not generated any operating revenues to date, and we will likely not generate any operating revenues in the future. Our entire activity up to March 31, 2022 has related (1) the Company’s formation and issuance of the Founder Shares in June 2017, (2) the Public Offering and sale of Private Placement Warrants which closed in November 2017, (3) the subsequent search for a business combination candidate, including activities in connection with an announced and subsequently terminated proposed business combination, and (4) liquidation activities following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company’s Charter. For the three months ended March 31, 2022, we had a net loss of $36,557, which consisted of $36,557 of general and administrative expenses. For the three months ended March 31, 2021, we had a net loss of $32,668, which consisted of $32,668 of general and administrative expenses.

Liquidity and Capital Resources

We presently have no revenue; our net loss was $36,557 and $32,688 for the three months ended March 31, 2022 and 2021, respectively, and consists primarily of professional fees. For the three months ended March 31, 2022, our liquidity needs were satisfied through funding from our Sponsor. The Company does not expect to seek loans, advances or contributions from parties other than the Sponsor or an affiliate of the Sponsor.

Contributions from Related Party

In January 2022, the Company received a contribution of $25,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 2,500 shares of the Company’s Class A common stock at $10.00 per share on January 25, 2022.

In May 2021, the Company received an advance of $35,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 3,500 shares of the Company’s Class A common stock at $10.00 per share on May 3, 2021.

Mandatory Liquidation, Going Concern and Liquidity

We were unable to complete an initial business combination by the November 7, 2019 deadline under our Charter and so we commenced the liquidation of the assets in the Trust Account on November 8, 2019. This raises substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the Company’s assessment of going concern considerations in accordance with the FASB’s ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds from the Sponsor that alleviate going concern. As of March 31, 2022, the Company had a working capital deficit of approximately $326,000, current liabilities of approximately $357,000 and cash of approximately $19,300.

Pursuant a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least May 23, 2023. For more information regarding our liquidity, see “Liquidity and Capital Resources” above.

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to the shares of common stock by the weighted average number of shares outstanding for the periods. As a result of the redemption of Public Shares in November 2019, for the three months ended March 31, 2022 and 2021, the Class A shares have no specific redemption rights. As a result, net loss per common share is calculated by dividing the net loss by the weighted average number of Class A and Class B shares outstanding for the periods.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions are applicable to us for a period of five years from the date of completion of our Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Contractual Obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2022.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete any initial business combination if one were pursued, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

The number of special purpose acquisition companies have increased, which may increase competition and frustrate our ability to find a suitable target for an initial business combination, if an initial business combination is pursued.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. In addition, escalating tensions between Russia and Ukraine and any continuing military incursion of Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and any ability to consummate an initial business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete an initial business combination, if an initial business combination is pursued.

Except as noted in this Item 1A, as of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities

On January 25, 2022, the Company issued 2,500 of its Class A Common Stock to the Sponsor pursuant to a private placement offering in exchange for the Sponsor’s payment of a $25,000 capital contribution. The proceeds were used to support the ongoing operations of the Company.

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

May 23, 2022

SENTINEL ENERGY SERVICES INC.

By:	/s/ Gerald Cimador
Gerald Cimador
Chief Financial Officer (Principal Executive, Financial and Accounting Officer)