Form 10-Q
period 2022-06-30
Sentinel Energy Services Inc.
filed 2022-08-12
CIK 1709768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 556,911 shares of Class A common stock, par value $0.0001 per share and 862,500 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENTINEL ENERGY SERVICES INC.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$7,413	$8,314
Prepaid expenses	11,245	12,824
Total current assets	18,658	21,138

Prepaid expenses – long term	30,384	35,591
Total assets	$49,042	$56,729

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	$376,219	$338,064
Total liabilities	376,219	338,064

Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 556,911 and 554,411 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	55	55
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 862,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	86	86
Additional paid-in capital	5,669,400	5,644,400
Accumulated deficit	(5,996,718)	(5,925,876)
Total stockholders’ deficit	(327,177)	(281,335)
Total liabilities and stockholders’ deficit	$49,042	$56,729

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative	34,285	29,650	70,842	62,338
TOTAL EXPENSES	34,285	29,650	70,842	62,338

LOSS BEFORE INCOME TAX PROVISION	(34,285)	(29,650)	(70,842)	(62,338)

Income tax provision	—	—	—	—

Net loss attributable to common stock	$(34,285)	$(29,650)	$(70,842)	$(62,338)

Weighted average number of shares of common stock outstanding, basic and diluted [1]	1,415,911	1,415,680	1,415,578	1,414,552
Basic and diluted net loss per share of common stock	$(0.02)	$(0.02)	$(0.05)	$(0.04)

[1]	For the three and six months ended June 30, 2022 and 2021, the Class A and Class B common stock participate in losses equally and thus are included together herein.

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Changes in STOCKHOLDERS’ DEFICIT

For the three months ended June 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2022	556,911	$55	862,500	$86	$5,669,400	$(5,962,433)	$(292,892)

Net loss	—	—	—	—	—	(34,285)	(34,285)

Balance as of June 30, 2022	556,911	$55	862,500	$86	$5,669,400	$(5,996,718)	$(327,177)

For the three months ended June 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2021	550,911	$55	862,500	$86	$5,609,400	$(5,845,754)	$(236,213)

Issuance of Class A shares to Sponsor	3,500	—	—	—	35,000	—	35,000

Net loss	—	—	—	—	—	(29,650)	(29,650)

Balance as of June 30, 2021	554,411	$55	862,500	$86	$5,644,400	$(5,875,404)	$(230,863)

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Changes in STOCKHOLDERS’ DEFICIT

For the six months ended June 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	554,411	$55	862,500	$86	$5,644,400	$(5,925,876)	$(281,335)

Issuance of Class A shares to Sponsor	2,500	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	—	(70,842)	(70,842)

Balance as of June 30, 2022	556,911	$55	862,500	$86	$5,669,400	$(5,996,718)	$(327,177)

For the six months ended June 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	550,911	$55	862,500	$86	$5,609,400	$(5,813,066)	$(203,525)

Issuance of Class A shares to Sponsor	3,500	—	—	—	35,000	—	35,000

Net loss	—	—	—	—	—	(62,338)	(62,338)
Balance as of June 30, 2021	554,411	$55	862,500	$86	$5,644,400	$(5,875,404)	$(230,863)

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Cash Flows

	For the six months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(70,842)	$(62,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	1,579	5,208
Prepaid expenses – long term	5,207	—
Accounts payable and accrued expenses	38,155	(25,458)
Accrued income and franchise taxes	—	(8,450)
Net Cash used in Operating Activities	(25,901)	(91,038)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A common stock - Sponsor	25,000	35,000
Net Cash provided by Financing Activities	25,000	35,000

Net change in cash	(901)	(56,038)
Cash at beginning of period	8,314	77,792
Cash at end of period	$7,413	$21,754

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

At June 30, 2022, the Company had not yet commenced operations. All activity through June 30, 2022 relates to (1) the Company’s formation and issuance of the Founder Shares (as defined in Note 4), (2) the Public Offering (as defined below) and sale of warrants in a private placement to our Sponsor (the “Private Placement Warrants”) which closed in November 2017, (3) the subsequent a search for a business combination candidate, including activities in connection with an announced and subsequently terminated proposed business combination and (4) liquidation activities, including liquidation of the Trust Account (as defined below), following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company certificate of incorporation (the “Charter”). The Company has not generated any operating revenues since inception. The Company generated non-operating income in the form of interest income from the proceeds derived from the Public Offering and sale of Private Placement Warrants until November 2019.

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds from the Sponsor that alleviate going concern. As of June 30, 2022, the Company had a working capital deficit of approximately $357,600, current liabilities of approximately $376,200 and had cash of approximately $7,400.

Pursuant a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least August 12, 2023. For additional information, see the information under the captions “Advances from Related Parties,” “Promissory Note Payable – Sponsor,” “Contributions from Related Party” and “Administrative Support Agreement” in Note 4.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2022 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to the shares of common stock by the weighted average number of shares outstanding for the periods. As a result of the redemption of Public Shares in November 2019, for the three and six months ended June 30, 2022 and 2021, the Class A shares have no specific redemption rights. As a result, net loss per common share is calculated by dividing the net loss by the weighted average number of Class A and Class B shares outstanding for the periods.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

During the three and six months ended June 30, 2022 and 2021, the Company recorded income tax expense of $0.

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

In October 2017 and April 2018, the Sponsor transferred 37,500 Founder Shares to Marc Zenner and Jon A. Marshall, respectively, both of whom were independent directors of the Company at the time, at the original purchase price. Each of the Sponsor and Messrs. Zenner and Marshall subsequently agreed to forfeit 90% of their Founder Shares when the Company was unable to consummate a business combination prior to the deadline in its Charter, resulting in the Sponsor currently holding 855,000 Founder Shares and each of Messrs. Zenner and Marshall owning 3,750 Founder Shares. As a result, the total number of Founder Shares outstanding as of June 30, 2022 is 862,500.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Advances from Related Parties

During the three months ended June 30, 2022 and 2021, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $0. During the six months ended June 30, 2022 and 2021, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $0 and $3,730, respectively. As of June 30, 2022 and December 31, 2021, there was no outstanding balance due to related parties.

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

All unpaid principal under the Convertible Promissory Note was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company by the deadline specified in its Charter. As a result, the Convertible Promissory Note is no longer available to the Company as a source of financing and no amount has been outstanding thereunder since March 31, 2020. As of June 30, 2022 and December 31, 2021, the outstanding balance on Convertible Promissory Note was $0.

Contributions from Related Party

In January 2022, the Company received a contribution of $25,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 2,500 shares of the Company’s Class A common stock at $10.00 per share on January 25, 2022.

As of June 30, 2022 and December 31, 2021, there were 556,911 and 554,411 shares of the Company’s Class A common stock outstanding, respectively, all of which are held by the Sponsor.

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

The Company did not incur any expenses under the Administrative Support Agreement for the three and six months ended June 30, 2022 and 2021.

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

At June 30, 2022 and December 31, 2021, there were 556,911 and 554,411 shares of Class A common stock issued and outstanding, respectively, and 862,500 and 862,500 shares of Class B common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Results of Operations

We have not generated any operating revenues to date, and we will likely not generate any operating revenues in the future. Our entire activity up to June 30, 2022 has related (1) the Company’s formation and issuance of the Founder Shares in June 2017, (2) the Public Offering and sale of Private Placement Warrants which closed in November 2017, (3) the subsequent search for a business combination candidate, including activities in connection with an announced and subsequently terminated proposed business combination, and (4) liquidation activities following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company’s Charter.

For the three months ended June 30, 2022, we had a net loss of $34,285, which consisted of $34,285 of general and administrative expenses. For the three months ended June 30, 2021, we had a net loss of $29,650, which consisted of $29,650 of general and administrative expenses.

For the six months ended June 30, 2022, we had a net loss of $70,842, which consisted of $70,842 of general and administrative expenses. For the six months ended June 30, 2021, we had a net loss of $62,338, which consisted of $62,338 of general and administrative expenses.

Liquidity and Capital Resources

We presently have no revenue; our net loss was $70,842 and $62,338 for the six months ended June 30, 2022 and 2021, respectively, and consists primarily of professional fees. For the six months ended June 30, 2022, our liquidity needs were satisfied through funding from our Sponsor. The Company does not expect to seek loans, advances or contributions from parties other than the Sponsor or an affiliate of the Sponsor.

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

In connection with the Company’s assessment of going concern considerations in accordance with the FASB’s ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds from the Sponsor that alleviate going concern. As of June 30, 2022, the Company had a working capital deficit of approximately $357,600, current liabilities of approximately $376,200 and cash of approximately $7,400.

Pursuant a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least August 12, 2023. For more information regarding our liquidity, see “Liquidity and Capital Resources” above.

Critical Accounting Policies

Loans, Advances and Contributions from Related Parties

For information regarding loans, advances and contributions from related parties, please see “-Liquidity and Capital Resources” above.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to the shares of common stock by the weighted average number of shares outstanding for the periods. As a result of the redemption of Public Shares in November 2019, for the three and six months ended June 30, 2022 and 2021, the Class A shares have no specific redemption rights. As a result, net loss per common share is calculated by dividing the net loss by the weighted average number of Class A and Class B shares outstanding for the periods.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Contractual Obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2022.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions and increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Recent increases in inflation in the United States and elsewhere may continue to lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination. In addition, the military incursion of Russia into Ukraine could continue to adversely impact macroeconomic conditions, sustain regional instability and result in further economic sanctions from the U.S. and the international community in a manner that adversely affects us and any ability to consummate an initial business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete an initial business combination, if an initial business combination is pursued.

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

August 12, 2022

SENTINEL ENERGY SERVICES INC.

By:	/s/ Gerald Cimador
Gerald Cimador
Chief Financial Officer (Principal Executive, Financial and Accounting Officer)