Form 10-Q
period 2022-09-30
Sentinel Energy Services Inc.
filed 2022-11-14
CIK 1709768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 559,911 shares of Class A common stock, par value $0.0001 per share and 862,500 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENTINEL ENERGY SERVICES INC.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$6,373	$8,314
Prepaid expenses	10,736	12,824
Total current assets	17,109	21,138

Prepaid expenses – long term	27,780	35,591
Total assets	$44,889	$56,729

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	$358,482	$338,064
Total liabilities	358,482	338,064

Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 559,911 and 554,411 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	55	55
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 862,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	86	86
Additional paid-in capital	5,699,400	5,644,400
Accumulated deficit	(6,013,134)	(5,925,876)
Total stockholders’ deficit	(313,593)	(281,335)
Total liabilities and stockholders’ deficit	$44,889	$56,729

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative	16,416	27,937	87,258	90,275
TOTAL EXPENSES	16,416	27,937	87,258	90,275

LOSS BEFORE INCOME TAX PROVISION	(16,416)	(27,937)	(87,258)	(90,275)

Income tax provision	—	—	—	—

Net loss attributable to common stock	$(16,416)	$(27,937)	$(87,258)	$(90,275)

Weighted average number of shares of common stock outstanding, basic and diluted [1]	1,274,620	1,416,911	1,415,801	1,415,347
Basic and diluted net loss per share of common stock	$(0.01)	$(0.02)	$(0.06)	$(0.06)

[1]	For the three and nine months ended September 30, 2022 and 2021, the Class A and Class B common stock participate in losses equally and thus are included together herein.

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Changes in STOCKHOLDERS’ DEFICIT

For the Three Months ended September 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2022	556,911	$55	862,500	$86	$5,669,400	$(5,996,718)	$(327,177)

Issuance of Class A shares to Sponsor	3,000	—	—	—	30,000	—	30,000

Net loss	—	—	—	—	—	(16,416)	(16,416)

Balance as of September 30, 2022	559,911	$55	862,500	$86	$5,699,400	$(6,013,134)	$(313,593)

For the Three Months ended September 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2021	554,411	$55	862,500	$86	$5,644,400	$(5,875,404)	$(230,863)

Net loss	—	—	—	—	—	(27,937)	(27,937)

Balance as of September 30, 2021	554,411	$55	862,500	$86	$5,644,400	$(5,903,341)	$(258,800)

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Changes in STOCKHOLDERS’ DEFICIT

For the Nine Months ended September 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	554,411	$55	862,500	$86	$5,644,400	$(5,925,876)	$(281,335)

Issuance of Class A shares to Sponsor	5,500	—	—	—	55,000	—	55,000

Net loss	—	—	—	—	—	(87,258)	(87,258)

Balance as of September 30, 2022	559,911	$55	862,500	$86	$5,699,400	$(6,013,134)	$(313,593)

For the Nine Months ended September 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	550,911	$55	862,500	$86	$5,609,400	$(5,813,066)	$(203,525)

Issuance of Class A shares to Sponsor	3,500	—	—	—	35,000	—	35,000

Net loss	—	—	—	—	—	(90,275)	(90,275)
Balance as of September 30, 2021	554,411	$55	862,500	$86	$5,644,400	$(5,903,341)	$(258,800)

See accompanying notes to unaudited condensed financial statements

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Cash Flows

	For the nine months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(87,258)	$(90,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	2,088	7,812
Prepaid expenses – long term	7,811	—
Accounts payable and accrued expenses	20,418	(11,133)
Net Cash used in Operating Activities	(56,941)	(93,596)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A common stock - Sponsor	55,000	35,000
Net Cash provided by Financing Activities	55,000	35,000

Net change in cash	(1,941)	(58,596)
Cash at beginning of period	8,314	77,792
Cash at end of period	$6,373	$19,196

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

At September 30, 2022, the Company had not yet commenced operations. All activity through September 30, 2022 relates to (1) the Company’s formation and issuance of the Founder Shares (as defined in Note 4), (2) the Public Offering (as defined below) and sale of warrants in a private placement to our Sponsor (the “Private Placement Warrants”) which closed in November 2017, (3) the subsequent a search for a business combination candidate, including activities in connection with an announced and subsequently terminated proposed business combination and (4) liquidation activities, including liquidation of the Trust Account (as defined below), following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company certificate of incorporation (the “Charter”). The Company has not generated any operating revenues since inception. The Company generated non-operating income in the form of interest income from the proceeds derived from the Public Offering and sale of Private Placement Warrants until November 2019.

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

Following the redemption of the Public Shares, the conversion of the Public Warrants and the forfeiture of the Private Placement Warrants, there were no Units, Public Shares, Public Warrants or Private Placement Warrants outstanding. Additional shares of Class A common stock were subsequently issued and shares of Class B common stock remain outstanding. For more information on additional issuances, see Note 4 and the Company’s previous filings with the Securities and Exchange Commission (the “SEC”).

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds from the Sponsor that alleviate going concern. As of September 30, 2022, the Company had a working capital deficit of approximately $341,400, current liabilities of approximately $358,500 and had cash of approximately $6,400.

Pursuant a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least November 14, 2023. For additional information, see the information under the captions “Advances from Related Parties,” “Promissory Note Payable – Sponsor,” “Contributions from Related Party” and “Administrative Support Agreement” in Note 4.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2022 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 15, 2022.

Reclassification

Certain amounts have been reclassified to conform to current year presentation. The Company allocated the December 31, 2021 balance of prepaid expenses into current and long-term on the accompanying unaudited condensed balance sheets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to the shares of common stock by the weighted average number of shares outstanding for the periods. As a result of the redemption of Public Shares in November 2019, for the three and nine months ended September 30, 2022 and 2021, the Class A shares have no specific redemption rights. As a result, net loss per common share is calculated by dividing the net loss by the weighted average number of Class A and Class B shares outstanding for the periods.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

During the three and nine months ended September 30, 2022 and 2021, the Company recorded income tax expense of $0.

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

Following the redemption of the Public Shares, the conversion of the Public Warrants and the forfeiture of the Private Placement Warrants, there were no Units, Public Shares, Public Warrants or Private Placement Warrants outstanding. Additional shares of Class A common stock were subsequently issued and shares of Class B common stock remain outstanding. For more information on additional issuances, see Note 4 and the Company’s previous filings with the SEC.

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

In October 2017 and April 2018, the Sponsor transferred 37,500 Founder Shares to Marc Zenner and Jon A. Marshall, respectively, both of whom were independent directors of the Company at the time, at the original purchase price. Each of the Sponsor and Messrs. Zenner and Marshall subsequently agreed to forfeit 90% of their Founder Shares when the Company was unable to consummate a business combination prior to the deadline in its Charter, resulting in the Sponsor currently holding 855,000 Founder Shares and each of Messrs. Zenner and Marshall owning 3,750 Founder Shares. As a result, the total number of Founder Shares outstanding as of September 30, 2022 is 862,500.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Advances from Related Parties

During the three months ended September 30, 2022 and 2021, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $0. During the nine months ended September 30, 2022 and 2021, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $0 and $3,730, respectively. As of September 30, 2022 and December 31, 2021, there was no outstanding balance due to related parties.

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

All unpaid principal under the Convertible Promissory Note was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company by the deadline specified in its Charter. As a result, the Convertible Promissory Note is no longer available to the Company as a source of financing and no amount has been outstanding thereunder since March 31, 2020. As of September 30, 2022 and December 31, 2021, the outstanding balance on Convertible Promissory Note was $0.

Contributions from Related Party

In January 2022, the Company received a contribution of $25,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 2,500 shares of the Company’s Class A common stock at $10.00 per share on January 25, 2022.

In September 2022, the Company received a contribution of $30,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 3,000 shares of the Company’s Class A common stock at $10.00 per share on September 20, 2022.

As of September 30, 2022 and December 31, 2021, there were 559,911 and 554,411 shares of the Company’s Class A common stock outstanding, respectively, all of which are held by the Sponsor.

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

The Company did not incur any expenses under the Administrative Support Agreement for the three and nine months ended September 30, 2022 and 2021.

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

The Sponsor currently holds 855,000 Founder Shares and each of Messrs. Zenner and Marshall holds 3,750 Founder Shares. For a discussion of transactions resulting in these holdings as well as transactions related to Class A common stock, see Note 4 and the Company’s previous filings with the SEC.

At September 30, 2022 and December 31, 2021, there were 559,911 and 554,411 shares of Class A common stock issued and outstanding, respectively, and 862,500 and 862,500 shares of Class B common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Results of Operations

We have not generated any operating revenues to date, and we will likely not generate any operating revenues in the future. Our entire activity up to September 30, 2022 has related (1) the Company’s formation and issuance of the Founder Shares in June 2017, (2) the Public Offering and sale of Private Placement Warrants which closed in November 2017, (3) the subsequent search for a business combination candidate, including activities in connection with an announced and subsequently terminated proposed business combination, and (4) liquidation activities following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company’s Charter.

For the three months ended September 30, 2022, we had a net loss of $16,416, which consisted of $16,416 of general and administrative expenses. For the three months ended September 30, 2021, we had a net loss of $27,937, which consisted of $27,937 of general and administrative expenses.

For the nine months ended September 30, 2022, we had a net loss of $87,258, which consisted of $87,258 of general and administrative expenses. For the nine months ended September 30, 2021, we had a net loss of $90,275, which consisted of $90,275 of general and administrative expenses.

Liquidity and Capital Resources

We presently have no revenue; our net loss was $87,258 and $90,275 for the nine months ended September 30, 2022 and 2021, respectively, and consists primarily of professional fees. For the nine months ended September 30, 2022, our liquidity needs were satisfied through funding from our Sponsor. The Company does not expect to seek loans, advances or contributions from parties other than the Sponsor or an affiliate of the Sponsor.

Contributions from Related Party

In September 2022, the Company received a contribution of $30,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 3,000 shares of the Company’s Class A common stock at $10.00 per share on September 20, 2022.

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

In connection with the Company’s assessment of going concern considerations in accordance with the FASB’s ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds from the Sponsor that alleviate going concern. As of September 30, 2022, the Company had a working capital deficit of approximately $341,400, current liabilities of approximately $358,500 and cash of approximately $6,400.

Pursuant a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least November 14, 2023. For more information regarding our liquidity, see “Liquidity and Capital Resources” above.

Critical Accounting Policies

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to the shares of common stock by the weighted average number of shares outstanding for the periods. As a result of the redemption of Public Shares in November 2019, for the three and nine months ended September 30, 2022 and 2021, the Class A shares have no specific redemption rights. As a result, net loss per common share is calculated by dividing the net loss by the weighted average number of Class A and Class B shares outstanding for the periods.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

Contractual Obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2022.

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

PART II – OTHER INFORMATION

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies, increasing the potential liability of certain participants in proposed business combination transactions and describing limited circumstances where special purpose acquisition companies may satisfy a safe harbor from the definition of “investment company” under the Investment Company Act, including a limited time period to announce and complete an initial business combination. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination, including if an initial business combination is not announced and completed within a limited time period allotted by a safe harbor under such rules. In addition, because the rules have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company if it pursues an initial business combination, including a Company like ours that previously announced and subsequently terminated a proposed business combination and liquidated the Trust Account.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions and increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Recent increases in inflation in the United States and elsewhere may continue to lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination. In addition, the continuing military incursion of Russia into Ukraine could continue to adversely impact macroeconomic conditions, sustain regional instability and result in further economic sanctions from the U.S. and the international community in a manner that adversely affects us and any ability to consummate an initial business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete an initial business combination, if an initial business combination is pursued.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including with regard to potential target companies for an initial business combination, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

The Excise Tax included in the Inflation Reduction Act of 2022 may hinder our ability to consummate an initial business combination.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation who stock is traded on an established securities market beginning in 2023, with certain exceptions (the “Excise Tax”). If we have a class of stock traded on an established securities market, because we are a Delaware corporation, we would be a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that, unless an exemption is available, we (or any post-combination company) will be subject to the Excise Tax as a result of any redemptions by us of shares of our common stock that occurs after December 31, 2022, including redemptions in connection with an initial business combination. Whether and to what extent we would be subject to the Excise Tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the Excise Tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the per-share amount that any public stockholders would otherwise be entitled to receive or reduce the cash available on hand to complete a business combination. This may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate any initial business combination, particularly any initial business combination in which substantial PIPE issuances are not contemplated. Further, the application of the Excise Tax in the event of a liquidation is uncertain, and the proceeds held in any future trust account could be subject to the Excise Tax, in which case the per-share amount that would otherwise be received by public stockholders in connection with our liquidation may be reduced.

Except as noted in this Item 1A, as of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

Item 2. Unregistered Sales of Equity Securities

On September 20, 2022, the Company issued 3,000 of its Class A Common Stock to the Sponsor pursuant to a private placement offering in exchange for the Sponsor’s payment of a $30,000 capital contribution. The proceeds were used to support the ongoing operations of the Company.

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

November 14, 2022

SENTINEL ENERGY SERVICES INC.

By:	/s/ Gerald Cimador
Gerald Cimador
Chief Financial Officer (Principal Executive, Financial and Accounting Officer)