Form 10-K
period 2022-12-31
Sentinel Energy Services Inc.
filed 2023-03-31
CIK 1709768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the last sale price was approximately $562,500.

As of March 31, 2023, 565,911 shares of Class A common stock, par value $0.0001 per share and 862,500 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id:	100	Auditor Name:	WithumSmith+Brown, PC	Auditor Location:	Whippany, New Jersey

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“we,” “us,” “company,” “Sentinel,” “Company” or “our company” are to Sentinel Energy Services Inc.;

●	“common stock” are to our Class A common stock and Class B common stock, collectively;

●	“CSL” are to CSL Capital Management, L.P., an SEC-registered private equity firm headquartered in Houston, Texas;

●	“DGCL” are to the General Corporation Law of the State of Delaware as the same may be amended from time to time;

●	“Domestication” are to the Company’s change of jurisdiction from the Cayman Islands to the State of Delaware on December 28, 2018;

●	“Founder Shares” are to our Class B common stock, 862,500 of which are currently outstanding;

●	“management” or our “management team” are to our executive officers and directors;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of the Public Offering;

●	“Public Offering” are the Company’s initial public offering;

●	“Public Shares” are to our shares of Class A common stock, par value $0.0001, initially sold as part of the Units in the Public Offering. As a result of the Domestication, each of our issued and outstanding Class A ordinary shares automatically converted by operation of law into one share of Class A common stock of the Company;

●	“public stockholders” are to the holders of the Public Shares;

●	“Public Warrants” are to warrants exercising to purchase one share of Class A common stock, one third one such Public Warrant which was included in each Unit sold as part of the Public Offering;

●	“Units” are to those units of the Company sold in the Public Offering which consisted of (A) one Public Share and (B) one-third of one Public Warrant; and

●	“Sponsor” are to Sentinel Management Holdings, LLC, a Delaware limited liability company;

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

iii

PART I

Item 1. Business

Introduction

Sentinel Energy Services Inc. (the “Company”) was formed as a blank check company for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company is a “smaller reporting company” as defined in the Exchange Act.

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

As of December 31, 2022, the Company has not yet commenced operations. All activity through December 31, 2022 related to (1) the Company’s formation and issuance of the Founder Shares in June 2017, (2) the Public Offering and sale of Private Placement Warrants (each as defined below) which closed in November 2017, (3) the subsequent search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike Capital, LLC (“Strike”) and (4) liquidation activities following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company’s certificate of incorporation (the “Charter”). The Company has not generated any operating revenues since inception. The Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and sale of Private Placement Warrants until November 2019.

Our management team is led by Andrew Gould, our Chairman, who has more than 42 years of experience in global energy and related business, and Gerald Cimador, our Chief Financial Officer, who has extensive financial and accounting experience in account and private investment management firms. To date, our efforts have been limited to organizational activities as well as activities related to the Public Offering and sale of Private Placement Warrants, the identification and evaluation of prospective acquisition targets for a business combination, and subsequent liquidation activities.

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

As of December 31, 2022, there are no Units, Public Shares, Public Warrants or Private Placement Warrants outstanding. Additional shares of Class A common stock have been issued and shares of Class B common stock remain outstanding. For more information, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence-Certain Relationships and Related Transactions.”

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

We are a “smaller reporting company” under the federal securities laws and will be subject to reduced public company reporting requirements.

We are a “smaller reporting company,” and as such we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain a smaller reporting company as long as, on each annual determination date, we either (a) have an unaffiliated public float of less than $250 million on the annual determination date or (b) had annual revenues of less than $100 million as of the previously completed fiscal year for which audited financial statements are available and on the annual determination date either (i) have no unaffiliated public float or (ii) have an unaffiliated public float of less than $700 million. If we fail to satisfy these conditions on the annual determination date in any year, we will cease to qualify as a smaller reporting company. If we do not qualify as a smaller reporting company, we may incur additional costs complying with enhanced reporting requirements that are applicable to other public companies that are not smaller reporting companies.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Units, which were comprised of one share of our Class A common stock and one third of one warrant to purchase the same, ceased trading on the NASDAQ on November 6, 2019. There is no established trading market, public or otherwise, for any class of our common equity.

Holders

On March 31, 2023, there were no holders of record of the Units, one holder of record of our Class A common stock, three holders of record of our Class B common stock, referred to herein as the Founder Shares, and no holders of record of our warrants for purchase of shares of our Class A common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no equity compensation plans for its officers or directors.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases to disclose during the three months ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was formed as a blank check company for the purpose of effecting a merger, amalgamation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. For more information about the Company, please see “Item 1. Business” in this Annual Report.

Results of Operations

We have not generated any operating revenues to date, and we will likely not generate any operating revenues in the future. Our entire activity up to December 31, 2022 has related (1) the Company’s formation and issuance of the Founder Shares in June 2017, (2) the Public Offering and sale of Private Placement Warrants which closed in November 2017, (3) the subsequent search for a business combination candidate, including activities in connection with the announced and subsequently terminated proposed business combination with Strike, and (4) liquidation activities following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company’s Charter.

For the year ended December 31, 2022, we had a net loss of $101,621, which consisted of $101,621 of general and administrative expenses. For the year ended December 31, 2021, we had a net loss of $112,810, which consisted of $112,810 of general and administrative expenses.

Liquidity and Capital Resources

We presently have no revenue; our net loss was $101,621 and $112,810 for the years ended December 31, 2022 and 2021, respectively, and consisted primarily of professional fees. For the years ended December 31, 2022 and 2021, our liquidity needs were satisfied through funding from our Sponsor. The Company does not expect to seek loans, advances or contributions from parties other than the Sponsor or an affiliate of the Sponsor.

Loans and Advances from Related Party

During the years ended December 31, 2022 and 2021, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $0 and $11,188, respectively. As of December 31, 2022 and 2021, the outstanding balance on the expenses paid on the Company’s behalf was $0 and $0, respectively. The Company repaid $3,731 and $7,457 during the years ended December 31, 2022 and 2021, respectively, to the Sponsor using cash on hand.

Contributions from Related Party

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

In December 2022, the Company received a contribution of $60,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 6,000 shares of the Company’s Class A common stock at $10.00 per share on December 13, 2022.

Mandatory Liquidation

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds from the Sponsor that alleviate going concern. As of December 31, 2022, the Company had a working capital deficit of $293,132, current liabilities of $325,512 and cash of $21,963.

Pursuant a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least March 31, 2023. For more information regarding our liquidity, see “-Liquidity and Capital Resources” above.

Critical Accounting Estimates

Net Loss per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to the shares of common stock by the weighted average number of shares outstanding for the periods. As a result of the redemption of Public Shares in November 2019, for the years ended December 31, 2022 and 2021, shares of Class A common stock have no specific redemption rights. Net loss per common share is calculated by dividing the net loss by the weighted average number of shares of Class A common stock and Class B common stock outstanding for the periods.

JOBS Act

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. Companies that qualify as an “emerging growth company” under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies and are eligible for reduced reporting requirements provided by the JOBS Act. We are no longer an emerging growth company after December 31, 2022 due to the passing the fifth anniversary of the completion of the Public Offering. As a result, we must adopt all accounting pronouncements as of public company effective dates and are no longer eligible for reduced reporting requirements provided by the JOBS Act.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data

SENTINEL ENERGY SERVICES INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Sentinel Energy Services Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sentinel Energy Services Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Whippany, New Jersey

March 31, 2023

PCAOB Number 100

SENTINEL ENERGY SERVICES INC.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$21,963	$8,314
Prepaid expenses	10,417	12,824
Total current assets	32,380	21,138

Prepaid expenses – long term	25,176	35,591
Total assets	$57,556	$56,729

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	$325,512	$338,064
Total liabilities	325,512	338,064

Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; 565,911 and 554,411 shares issued and outstanding at December 31, 2022 and 2021, respectively	56	55
Class B common stock, $0.0001 par value, 20,000,000 shares authorized; 862,500 shares issued and outstanding at December 31, 2022 and 2021	86	86
Additional paid-in capital	5,759,399	5,644,400
Accumulated deficit	(6,027,497)	(5,925,876)
Total stockholders’ deficit	(267,956)	(281,335)
Total liabilities and stockholders’ deficit	$57,556	$56,729

See accompanying notes to financial statements.

SENTINEL ENERGY SERVICES INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021

REVENUE	$—	$—

EXPENSES
General and administrative	101,621	112,810
TOTAL EXPENSES	101,621	112,810

LOSS BEFORE INCOME TAX PROVISION	(101,621)	(112,810)

Income tax provision	—	—

NET LOSS	$(101,621)	$(112,810)

Weighted average number of shares of common stock outstanding, basic and diluted [1]	2,279,374	1,415,741
Basic and diluted net loss per share of common stock	$(0.04)	$(0.08)

[1]	For the years ended December 31, 2022 and 2021, the Class A and Class B common stock participate in losses equally and thus are included together herein.

See accompanying notes to financial statements.

SENTINEL ENERGY SERVICES INC.

StatementS of Changes in STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	554,411	$55	862,500	$86	$5,644,400	$(5,925,876)	$(281,335)

Issuance of Class A to Sponsor	11,500	1	—	—	114,999	—	115,000
Net loss	—	—	—	—	—	(101,621)	(101,621)
Balance December 31, 2022	565,911	$56	862,500	$86	$5,759,399	$(6,027,497)	$(267,956)

For the Year Ended December 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2020	550,911	$55	862,500	$86	$5,609,400	$(5,813,066)	$(203,525)

Issuance of Class A shares to Sponsor	3,500	—	—	—	35,000	—	35,000

Net loss	—	—	—	—	—	(112,810)	(112,810)
Balance as of December 31, 2021	554,411	$55	862,500	$86	$5,644,400	$(5,925,876)	$(281,335)

See accompanying notes to financial statements.

SENTINEL ENERGY SERVICES INC.

StatementS of Cash Flows

	For the Year Ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(101,621)	$(112,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	2,407	8,009
Prepaid expenses – long term	10,415	8,773
Accounts payable and accrued expenses	(12,552)	(8,450)
Net cash used in operating activities	(101,351)	(104,478)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A common stock - Sponsor	115,000	35,000
Net cash provided financing activities	115,000	35,000

Net change in cash	13,649	(69,478)
Cash at beginning of year	8,314	77,792
Cash at end of year	$21,963	$8,314

See accompanying notes to financial statements.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

At December 31, 2022, the Company had not yet commenced operations. All activity through December 31, 2022 relates to (1) the Company’s formation and issuance of the Founder Shares (as defined in Note 4), (2) the Public Offering (as defined below) and sale of warrants in a private placement to the Sponsor (the “Private Placement Warrants”) which closed in November 2017, (3) the subsequent a search for a business combination candidate, including activities in connection with an announced and subsequently terminated proposed business combination and (4) liquidation activities, including liquidation of the Trust Account (as defined below), following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company certificate of incorporation (the “Charter”). The Company has not generated any operating revenues since inception. The Company generated non-operating income in the form of interest income from the proceeds derived from the Public Offering and sale of Private Placement Warrants until November 2019.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; however, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds from the Sponsor that alleviate going concern. As of December 31, 2022, the Company had a working capital deficit of $293,132, current liabilities of $325,512 and cash of $21,963.

Pursuant a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least March 31, 2023. For additional information, see the information under the captions “Advances from Related Parties,” “Promissory Note Payable – Sponsor,” “Contributions from Related Party” and “Administrative Support Agreement” in Note 4.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Reclassification

Certain amounts have been reclassified to conform to current year presentation. The Company allocated the December 31, 2021 balance of prepaid expenses into current and long term on the accompanying balance sheet.

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

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year may exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 outbreak and other events (such as the invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on the industry and has concluded that while it is reasonably possible that the outbreak and other events could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Net Loss per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to the shares of common stock by the weighted average number of shares outstanding for the periods. As a result of the redemption of Public Shares in November 2019, for the years ended December 31, 2022 and 2021, the Class A shares have no specific redemption rights. Net loss per common share is calculated by dividing the net loss by the weighted average number of Class A and Class B shares outstanding for the periods.

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

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

During the years ended December 31, 2022 and 2021, the Company recorded no income tax expense.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

4. Related Party Transactions

Founder Shares

In June 2017 prior to the Public Offering, the Sponsor entered into an Amended and Restated Securities Purchase Agreement for the purchase of 14,375,000 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. The Sponsor is a portfolio company of CSL Capital Management, L.P., an energy services-focused private equity fund. Following the redemption of the Public Shares, the conversion of the Public Warrants and the forfeiture of the Private Placement Warrants noted above, the only securities of the Company outstanding were the Founder Shares.

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

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

In October 2017 and April 2018, the Sponsor transferred 37,500 Founder Shares to Marc Zenner and Jon A. Marshall, respectively, both of whom were independent directors of the Company at the time, at the original purchase price. Each of the Sponsor and Messrs. Zenner and Marshall subsequently agreed to forfeit 90% of their Founder Shares when the Company was unable to consummate a business combination prior to the deadline in its Charter, resulting in the Sponsor currently holding 855,000 Founder Shares and each of Messrs. Zenner and Marshall owning 3,750 Founder Shares. As a result, the total number of Founder Shares outstanding as of December 31, 2022 is 862,500.

Transfer Restrictions

The terms applicable to the Founder Shares provide that, subject to limited exceptions, the Sponsor may not transfer, assign or sell any of the same until the earlier to occur of (A) one year after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property. The Sponsor transferred the portion of its Founder Shares noted above to Messrs. Zenner and Marshall in accordance with those terms or pursuant to a waiver thereof.

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

However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act of 1933, as amended, to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Advances from Related Parties

During the years ended December 31, 2022 and 2021, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $0 and $11,188, respectively. During the years ended December 31, 2022 and 2021, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $0 and $3,730, respectively. As of December 31, 2022 and 2021, there was no outstanding balance due to related parties.

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

All unpaid principal under the Convertible Promissory Note was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company by the deadline specified in its Charter. As a result, the Convertible Promissory Note is no longer available to the Company as a source of financing and no amount has been outstanding thereunder since March 31, 2020. As of December 31, 2022 and 2021, the outstanding balance on Convertible Promissory Note was $0.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

In December 2022, the Company received a contribution of $60,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 6,000 shares of the Company’s Class A common stock at $10.00 per share on December 13, 2022.

As of December 31, 2022 and 2021, there were 565,911 and 554,411 shares of the Company’s Class A common stock outstanding, respectively, all of which are held by the Sponsor.

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

The Company did not incur any expenses under the Administrative Support Agreement for the years ended December 31, 2022 and 2021.

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

At December 31, 2022 and 2021, there were 565,911 and 554,411 shares of Class A common stock issued and outstanding, respectively, and 862,500 and 862,500 shares of Class B common stock issued and outstanding, respectively.

SENTINEL ENERGY SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

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

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

During the years ended December 31, 2022 and 2021, the Company recorded income tax expense of $0.

7. Subsequent Events

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of December 31, 2022, our directors and officers are as follows:

Name	Age	Title
Gerald Cimador	50	Chief Financial Officer and Chief Accounting Officer
Kent Jamison	64	General Counsel and Secretary
Andrew F. J. Gould	76	Chairman of the Board of Directors
Krishna Shivram	60	Director
Charles S. Leykum	45	Director

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

Based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC, we believe that during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner, except that our Sponsor, CSL Sentinel Holdings, LLC and Mr. Leykum each had one late form 4 filing on May 23, 2022 on which one transaction was reported late, one late form 4 filing on November 14, 2022, on which one transaction was reported late and one late form 4 filing on March 31, 2023, on which one transaction was reported late.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information available to us at March 31, 2023 regarding the beneficial ownership of our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 565,911 shares of Class A common stock, or the Founders Shares, and 862,500 shares of Class B common stock issued and outstanding as of March 31, 2023. Voting power represents the combined voting power of Class A common stock or Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A commons stock and Class B common stock generally vote together as a single class.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name of Beneficial Owners (1)	Beneficially Owned	Percent of Class	Beneficially Owned	Percent of Class
5% Stockholders:
Sentinel Management Holdings, LLC (2)	565,911	100%	855,000	99.1%
CSL Sentinel Holdings, LLC (2)	565,911	100%	855,000	99.1%
Charles S. Leykum (2)	565,911	100%	855,000	99.1%
Executive Officers and Directors:
Gerald Cimador	-	-	-	-
Kent Jamison	-	-	-	-
Andrew F. J. Gould	-	-	-	-
Krishna Shivram	-	-	-	-
Charles S. Leykum (2)	565,911	100%	855,000	99.1%
All Executive Officers and Directors as a Group	565,911	100%	855,000	99.1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 700 Louisiana Street, Suite 2700, Houston, Texas, 77002.

(2)	Sentinel Management Holdings, LLC, or the Sponsor, is the record holder of the shares reported herein. Mr. Leykum is the managing member of CSL Sentinel Holdings, LLC, and CSL Sentinel Holdings, LLC is the managing member of the Sponsor. As such, Mr. Leykum and CSL Sentinel Holdings, LLC may be deemed to have or share beneficial ownership of the shares of common stock held directly by the Sponsor. Mr. Leykum and CSL Sentinel Holdings, LLC disclaim beneficial ownership of these shares in excess of their pecuniary interest, if any, therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a summary of transactions that occurred on or were in effect after January 1, 2021 to which we have been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.

Registration Rights

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

Loans and Advances from Related Party

The Company does not expect to seek loans, advances or contributions from parties other than the Sponsor or an affiliate of the Sponsor. During the years ended December 31, 2022 and 2021, the Sponsor or an affiliate of the Sponsor incurred certain administrative expenses on behalf of the Company in the amount of $0. As of December 31, 2022 and 2021, the outstanding balance on the expenses paid on the Company’s behalf was $0 and $0, respectively. The Company repaid the $3,730 incurred in the year ended December 31, 2021 to the Sponsor using cash on hand.

Contributions from Related Party

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

In December 2022, the Company received a contribution of $60,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 6,000 shares of the Company’s Class A common stock at $10.00 per share on December 13, 2022.

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

The Company did not incur any expenses under the administrative service agreement for the years ended December 31, 2022 and 2021.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $34,000 and $34,000, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we did not pay for consultations concerning financial accounting and reporting standards.

Tax Fees. We paid $4,800 and $3,500, respectively, to WithumSmith+Brown, PC for tax planning and tax compliance for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay WithumSmith+Brown, PC for other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

The Company had no audit committee for our fiscal year ended December 31, 2022. Since our audit committee disbanded in late 2019, one of our executive officers has approved and expects to pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements

(2) Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 8 of Part II above.

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.5 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File no. 333-228366), filed with the SEC on November 29, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File no. 333-38271), filed with the SEC on December 28, 2018).
4.4	Description of Capital Stock (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2020).
10.1	Amended and Restated Securities Purchase Agreement, dated June 30, 2017, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).
10.2	Letter Agreement, dated November 2, 2017, by and between the Company, the Sponsor, Krishna Shivram, Andrew F. J. Gould, Charles S. Leykum, Vivek Raj, Gerald Cimador, Kent Jamison and Marc Zenner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on November 7, 2017).
10.3	Registration Rights Agreement, dated November 2, 2017, between the Company, the Sponsor and certain other security holders (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on November 7, 2017).
10.4†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).
10.5	Letter Agreement, dated January 31, 2018, by and between the Company and Jon A. Marshall (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on February 5, 2018).
10.6†	Indemnification Agreement, dated January 31, 2018, by and between the Company and Jon A. Marshall (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File no. 001-38271), filed with the SEC on February 5, 2018).
14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1 (File no. 333-220584), filed with the SEC on September 22, 2017).
21.1	The Company has no subsidiaries.
24.1	Power of Attorney (included in the signature pages herein)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Management contract, compensatory plan or arrangement
+	Furnished herewith.

Item 16. Form 10-K Summary

Not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTINEL ENERGY SERVICES INC.

March 31, 2023	By:	/s/ Gerald Cimador
		Name:	Gerald Cimador
		Title:	Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

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

Name	Position	Date

/s/ Gerald Cimador	Chief Financial Officer and Chief Accounting Officer	March 31, 2023
Gerald Cimador	(Principal Executive, Financial and Accounting Officer)

/s/ Andrew F.J. Gould	Chairman of the Board of Directors	March 31, 2023
Andrew F.J. Gould

/s/ Krishna Shivram	Director	March 31, 2023
Krishna Shivram

/s/ Charles S. Leykum	Director	March 31, 2023
Charles S. Leykum