Form 10-Q
period 2023-09-30
Sentinel Energy Services Inc.
filed 2023-11-14
CIK 1709768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 575,911 shares of Class A common stock, par value $0.0001 per share and 862,500 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENTINEL ENERGY SERVICES INC.

CONDENSED BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash	$7,606	$21,963
Prepaid expenses	10,417	10,417
Total current assets	18,023	32,380

Prepaid expenses – long term	17,364	25,176
Total assets	$35,387	$57,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	$296,017	$325,512
Total liabilities	296,017	325,512

Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; 575,911 shares issued and outstanding at September 30, 2023 and 565,911 shares issued and outstanding at December 31, 2022	58	56
Class B common stock, $0.0001 par value, 20,000,000 shares authorized; 862,500 shares issued and outstanding at September 30, 2023 and December 31, 2022	86	86
Additional paid-in capital	5,859,397	5,759,399
Accumulated deficit	(6,120,171)	(6,027,497)
Total stockholders’ deficit	(260,630)	(267,956)
Total liabilities and stockholders’ deficit	$35,387	$57,556

See accompanying notes to unaudited condensed financial statements.

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative	32,571	16,416	92,674	87,258
TOTAL EXPENSES	32,571	16,416	92,674	87,258

LOSS BEFORE INCOME TAX PROVISION	(32,571)	(16,416)	(92,674)	(87,258)

Income tax provision	—	—	—	—

Net loss	$(32,571)	$(16,416)	$(92,674)	$(87,258)

Weighted average number of shares of common stock outstanding, basic and diluted [1]	1,435,763	1,274,620	1,431,301	1,415,801
Basic and diluted net loss per share of common stock	$(0.02)	$(0.01)	$(0.06)	$(0.06)

[1]	For the three and nine months ended September 30, 2023 and 2022, the Class A and Class B common stock participate in losses equally and thus are included together herein.

See accompanying notes to unaudited condensed financial statements.

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Changes in STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	565,911	$56	862,500	$86	$5,759,399	$(6,027,497)	$(267,956)

Issuance of Class A shares to Sponsor	1,000	—	—	—	10,000	—	10,000
Net loss	—	—	—	—	—	(35,651)	(35,651)
Balance as of March 31, 2023 (unaudited)	566,911	56	862,500	86	5,769,399	(6,063,148)	(293,607)
Net loss	—	—	—	—	—	(24,452)	(24,452)
Balance as of June 30, 2023 (unaudited)	566,911	$56	862,500	$86	$5,769,399	$(6,087,600)	$(318,059)
Issuance of Class A shares to Sponsor	9,000	2			89,998		90,000
Net loss	—	—	—	—	—	(32,571)	(32,571)
Balance as of September 30, 2023 (unaudited)	575,911	$58	862,500	$86	$5,859,397	$(6,120,171)	$(260,630)

For the Three and Nine Months Ended September 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	554,411	$55	862,500	$86	$5,644,400	$(5,925,876)	$(281,335)

Issuance of Class A shares to Sponsor	2,500	—	—	—	25,000	—	25,000
Net loss	—	—	—	—	—	(36,557)	(36,557)
Balance as of March 31, 2022 (unaudited)	556,911	55	862,500	$86	5,669,400	(5,962,433)	(292,892)
Net loss	—	—	—	—	—	(34,285)	(34,285)
Balance as of June 30, 2022 (unaudited)	556,911	$55	862,500	$86	$5,669,400	$(5,996,718)	$(327,177)
Issuance of Class A shares to Sponsor	3,000	—	—	—	30,000	—	30,000
Net loss	—	—	—	—	—	(16,416)	(16,416)
Balance as of June 30, 2022 (unaudited)	559,911	$55	862,500	$86	$5,699,400	$(6,013,134)	$(313,593)

See accompanying notes to unaudited condensed financial statements.

SENTINEL ENERGY SERVICES INC.

UNAUDITED CONDENSED StatementS of Cash Flows

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(92,674)	$(87,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	2,088
Prepaid expenses – long term	7,812	7,811
Accounts payable and accrued expenses	(29,495)	20,418
Net cash used in operating activities	(114,357)	(56,941)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A common stock - Sponsor	10,000	55,000
Capital contributions from Sponsor	90,000	-
Net cash provided financing activities	100,000	55,000

Net change in cash	(14,357)	(1,941)
Cash at beginning of period	21,963	8,314
Cash at end of period	$7,606	$6,373

See accompanying notes to unaudited condensed financial statements.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

At September 30, 2023, the Company had not yet commenced operations. All activity through September 30, 2023 relates to (1) the Company’s formation and issuance of the Founder Shares (as defined in Note 4), (2) the Public Offering (as defined below) and sale of warrants in a private placement to the Sponsor (the “Private Placement Warrants”) which closed in November 2017, (3) the subsequent search for a business combination candidate, including activities in connection with an announced and subsequently terminated proposed business combination and (4) liquidation activities, including liquidation of the Trust Account (as defined below), following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company certificate of incorporation (the “Charter”). The Company has not generated any operating revenues since inception. The Company generated non-operating income in the form of interest income from the proceeds derived from the Public Offering and sale of Private Placement Warrants until November 2019.

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

SEPTEMBER 30, 2023

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations. As of September 30, 2023, the Company had a working capital deficit of $277,994, current liabilities of $296,017, and cash of $7,606.

Pursuant a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least November 14, 2024. For additional information, see the information under the captions “Promissory Note Payable – Sponsor,” “Contributions from Related Party” and “Administrative Support Agreement” in Note 4.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2023 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Concentration of Credit Risk

The Company has had significant cash balances at financial institutions which throughout the year may exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Net Loss per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to the shares of common stock by the weighted average number of shares outstanding for the periods. As a result of the redemption of Public Shares in November 2019, for the three and nine months ended September 30, 2023 and 2022, the Class A shares have no specific redemption rights. Net loss per common share is calculated by dividing the net loss by the weighted average number of Class A and Class B shares outstanding for the periods.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

FASB Topic ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

During the three and nine months ended September 30, 2023 and 2022, the Company recorded no income tax expense.

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

SEPTEMBER 30, 2023

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

In October 2017 and April 2018, the Sponsor transferred 37,500 Founder Shares to Marc Zenner and Jon A. Marshall, respectively, both of whom were independent directors of the Company at the time, at the original purchase price. Each of the Sponsor and Messrs. Zenner and Marshall subsequently agreed to forfeit 90% of their Founder Shares when the Company was unable to consummate a business combination prior to the deadline in its Charter, resulting in the Sponsor currently holding 855,000 Founder Shares and each of Messrs. Zenner and Marshall owning 3,750 Founder Shares. As a result, the total number of Founder Shares outstanding as of September 30, 2023 is 862,500.

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

SEPTEMBER 30, 2023

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

All unpaid principal under the Convertible Promissory Note was due and payable in full on the earlier of November 7, 2019 or the consummation of an initial business combination by the Company by the deadline specified in its Charter. As a result, the Convertible Promissory Note is no longer available to the Company as a source of financing and no amount has been outstanding thereunder since March 31, 2020. As of September 30, 2023 and December 31, 2022, the outstanding balance on Convertible Promissory Note was $0.

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

In July 2023, the Company received a contribution of $70,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 7,000 shares of the Company’s Class A common stock at $10.00 per share on July 18, 2023.

SENTINEL ENERGY SERVICES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

In August 2023, the Company received a contribution of $20,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 2,000 shares of the Company’s Class A common stock at $10.00 per share on August 31, 2023.

As of September 30, 2023 and December 31, 2022, there were 575,911 and 565,911 shares of the Company’s Class A common stock outstanding, respectively, all of which are held by the Sponsor.

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

The Company did not incur any expenses under the Administrative Support Agreement for the three and nine months ended September 30, 2023 and 2022.

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

At September 30, 2023 and December 31, 2022, there were 575,911 and 565,911 shares of Class A common stock issued and outstanding, respectively, and 862,500 and 862,500 shares of Class B common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

Results of Operations

We have not generated any operating revenues to date, and we will likely not generate any operating revenues in the future. Our entire activity up to September 30, 2023 has related (1) the Company’s formation and issuance of the Founder Shares in June 2017, (2) the Public Offering and sale of Private Placement Warrants which closed in November 2017, (3) the subsequent search for a business combination candidate, including activities in connection with an announced and subsequently terminated proposed business combination, and (4) liquidation activities following the Company’s inability to consummate a business combination prior to the November 7, 2019 deadline under the Company’s Charter.

For the three months ended September 30, 2023, we had a net loss of $32,571, which consisted of general and administrative expenses.

For the three months ended September 30, 2022, we had a net loss of $16,416, which consisted of general and administrative expenses.

For the nine months ended September 30, 2023, we had a net loss of $92,674, which consisted of general and administrative expenses.

For the nine months ended September 30, 2022, we had a net loss of $87,258, which consisted of general and administrative expenses.

Liquidity and Capital Resources

We presently have no revenue; our net loss was $32,571 and $92,674 for the three and nine months ended September 30, 2023, respectively, and consisted of general and administrative expenses. Our net loss was $16,416 and $87,258 for the three and nine months ended September 30, 2022, respectively, and consisted of general and administrative expenses. For the three and nine months ended September 30, 2023 and 2022, our liquidity needs were satisfied through funding from our Sponsor. The Company does not expect to seek loans, advances or contributions from parties other than the Sponsor or an affiliate of the Sponsor.

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

In July 2023, the Company received a contribution of $70,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 7,000 shares of the Company’s Class A common stock at $10.00 per share on July 18, 2023.

In August 2023, the Company received a contribution of $20,000 from the Sponsor to fund ongoing operations and expenses. The amount advanced by the Sponsor was treated as a capital contribution in exchange for which the Company issued to the Sponsor 2,000 shares of the Company’s Class A common stock at $10.00 per share on August 31, 2023.

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that it does not have sufficient liquidity to meet its future obligations; As of September 30, 2023, the Company had a working capital deficit of $277,994, current liabilities of $296,017 and cash of $7,606.

Pursuant a commitment letter from the Sponsor, the Sponsor intends to financially support the Company sufficient for the Company to satisfy its working capital needs until at least November 14, 2024. For more information regarding our liquidity, see “-Liquidity and Capital Resources” above.

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios. However, management has determined that, pursuant to a commitment letter from the Sponsor, it has access to funds from the Sponsor that alleviate the substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Estimates

During the nine months ended September 30, 2023, there have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023

JOBS Act

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On July 18, 2023, the Company issued 7,000 shares of the Company’s Class A common stock to the Sponsor in exchange for the Sponsor’s payment of a $70,000 capital contribution. These shares were issued pursuant to a private placement offering and the proceeds were used to support he ongoing operations of the Company.

On August 31, 2023, the Company issued 2,000 shares of the Company’s Class A common stock to the Sponsor in exchange for the Sponsor’s payment of a $20,000 capital contribution. These shares were issued pursuant to a private placement offering and the proceeds were used to support he ongoing operations of the Company.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2023

SENTINEL ENERGY SERVICES INC.

By:	/s/ Gerald Cimador
Gerald Cimador
Chief Financial Officer (Principal Executive, Financial and Accounting Officer)